Form 10-K
period 2014-12-31
Viatar CTC Solutions Inc.
filed 2015-03-31
CIK 1616495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to __________

Commission file number: 333-199619

Viatar CTC Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-1581305
State or other jurisdiction of Incorporation or organization	(I.R.S. Employer Identification No.)

116 John Street, Suite 10, Lowell, Massachusetts	01852
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (617) 299-6590

Securities registered pursuant to Section 12(b) of the Act: None.

Title of each class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   [  ] Yes         [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [  ] Yes         [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes         [  ]   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      [X] Yes         [  ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

 [  ] Yes         [X] No

As of June 30, 2014, the Company’s common stock was not traded or quoted on any US security market yet. Therefore, the aggregate market value of the Company’s common stock held by non-affiliates was as of June 30, 2014 was not available.

The number of shares of common stock of the Company outstanding as of March 30, 2015 is 17,641,176.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the United States Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the United States Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

PART I

Item 1.	Business.

Overview

We are a medical technology company focused on developing and marketing products to collect cancer cells for molecular diagnostics by others and as cancer therapy, both of which are based on the principle of removing blood-borne circulating tumor cells (CTCs). These CTCs detach from solid tumors and enter the bloodstream carrying the DNA of the tumor and seeding new tumors. CTCs are rare and difficult to distinguish from other blood cells. However, we believe our technology is substantially more effective, both in a sensitivity and specificity context, at removing CTCs when compared to other available CTC capture technologies. We are seeking to commercialize two products which utilize our proprietary CTC removal technology:

•

The ViatarTM Collection System for Molecular Analysis is designed to collect and purify a statistically significant quantity of CTCs from up to 50 mL of blood as the “front end” for DNA sequencing and other genetic analysis technologies used primarily for research. Due to the rapidly declining cost of DNA sequencing, it is gaining favor as the technology of choice for research and new drug development related to the many variants of mutations in cancer cells. This analysis is critical in understanding the complex biology of cancer as the disease progresses, developing new drugs and crafting a personalized approach to treatment.

•

The ViatarTM Therapeutic Oncopheresis System is designed to remove CTCs from a patient’s blood as a new cancer therapy for metastatic disease. The initial focus will be gastric, breast, colon or prostate cancer patients who have metastatic tumors and are refractory to standard of care chemotherapy treatment. Metastatic tumors are responsible for 90% of cancer deaths, yet there are no effective or low-cost treatments. Unlike chemotherapy drugs and immunotherapy vaccines, which seek to treat metastatic cancer by targeting specific cells or pathways, the ViatarTM Therapeutic Oncopheresis System seeks to reduce the tumor burden by the wholesale removal of CTCs via size-based filtration (similar to removal of toxins by dialysis). We believe this can augment the body’s immune system and slow the disease’s progression, thereby making some types of metastatic cancer a chronic rather than fatal condition.

We anticipate launching the ViatarTM Collection System for Molecular Analysis during 2016 once we receive the following regulatory clearances: initially with a CE Mark in Europe and Canada, followed by a 510K designation in the United States. This product consists of a small, bench top base unit (pumps, hardware and control system) and a single use fluid circuit. It is designed for use in a laboratory setting at a hospital, research lab or outpatient oncology clinic. The output from our product will be a tube or slide containing CTCs suitable for DNA amplification and sequencing, or analysis by virtually all other companies’ CTC technology platforms. We are currently engaged in research collaborations with several CTC technology platform companies with the goal of marketing and selling the ViatarTM Collection System for Molecular Analysis through private label and distribution arrangements.

We anticipate launching the ViatarTM Therapeutic Oncopheresis System during 2016 with a CE Mark in Europe and Canada. Introduction in the United States will take several years, based on the anticipated PMA classification by the FDA. Our strategy is to conduct clinical trials outside the United States and then use the results of those trials to support approval of an investigational device exemption by the FDA. The ViatarTM Therapeutic Oncopheresis System will consist of a small base unit (pumps, hardware and control system) and an extracorporeal fluid circuit that is connected to a cancer patient’s central venous system. A treatment session will take approximately four hours, during which time the patient’s blood is circulated through our proprietary size-based filter. Most normal blood components—plasma, red blood cells and platelets—will be safely returned to the patient, while some white blood cells (WBCs) and numerous CTCs will be removed and discarded.

The ViatarTM Therapeutic Oncopheresis System is designed for use in a chemotherapy, dialysis or apheresis clinic in a hospital or outpatient setting by nurses or technicians who are trained to administer infusion, dialysis or apheresis treatments. We anticipate marketing and selling the ViatarTM Therapeutic Oncopheresis System on a direct basis through our own dedicated sales force in key large markets (such as the United States, Germany, France, Italy, UK and Japan), and through distributors in other markets.

We were a limited liability company organized in the State of Delaware on December 18, 2007 under the name “Vizio Medical Devices LLC” and converted into a Delaware corporation on February 25, 2014 upon filing a certificate of conversion and a certificate of incorporation under the name “Viatar CTC Solutions Inc.”  We became a public company in 2015 through a registration statement on Form S-1.

Before 2011, we were also pursuing a business plan relating to ambulatory removal of excess fluids for kidney failure and congestive heart failure patients. We discontinued those programs during the first quarter of 2013 due to technical difficulties and the scarcity of funds. In connection with the discontinuation of our dialysis and congestive heart failure programs, we disposed of our assets for those development programs through termination of all of our license and research agreements with Columbia University and others. As a result we no longer have any assets or rights to the numerous patents and patent applications which were previously associated with those development programs. We are not subject to any penalty or other payments due to the termination of those development programs.

Our headquarters facility is located at 116 John Street, Suite 10, Lowell, Massachusetts 01852, where we conduct research, development and manufacturing activities.

Corporate Structure

The following diagram illustrates our corporate structure as of the date of this Annual Report.

Industry Overview

Cancer Market Overview

Cancer is a group of diseases characterized by excessive, uncontrolled growth of cells at various sites in the body. Cancer is a difficult to treat disease, and currently represents one of the top ten causes of death in all regions around the world.

The 2011 Pulitzer Prize book for general nonfiction, entitled The Emperor of All Maladies: A Biography of Cancer, astutely noted: “Cancer, as we now know, is a disease caused by the uncontrolled growth of a single cell. This growth is unleashed by mutations—changes in DNA that specifically affect genes that incite unlimited cell growth…The secret to battling cancer, then, is to find means to prevent these mutations from occurring in susceptible cells, or to find means to eliminate the mutated cells without compromising normal growth. The conciseness of that statement belies the enormity of the task” (emphasis added).

Nowhere is this dilemma more evident than in finding the means to understand and mitigate the metastatic process, which accounts for over 90% of cancer-related mortality. While considerable progress has been made in the decades-long war on cancer, there is a striking paucity of good news in battling the metastatic process in solid tumor cancers. According to an article published by Mayo Clinic Proceedings, the handful of recently approved drugs which show some efficacy in targeting metastasized cancers cost upwards of $100,000 per patient and yet provide only a scant few months of longevity over legacy chemotherapy drugs.

According to the World Health Organization (“WHO”), the global incidence of new cancer cases in 2012 (the latest data available at the global level) was estimated at approximately 14.1 million. Among genders, men had a higher incidence of all types of cancer than women –7.43 million as compared to 6.66 million – as well as a higher overall mortality from cancer. In the American, European and Western Pacific regions, cancer is the second leading cause of death after cardiovascular disease.

Lung, breast, colorectal, stomach and prostate cancers account for the majority of cancer deaths worldwide. Lung cancer is also the leading cause of cancer deaths among men in high-income countries, while breast cancer causes the majority of cancer deaths among women in these countries. In the US, cancer is the second leading cause of death, with one in four deaths attributed to it. Lung, colon, prostate and breast cancer account for the majority of cancer-related deaths in the US.

The following tables present the top five most common types of cancers worldwide and their associated mortality in 2012, based on WHO data:

Type of Cancer	Incidence	Mortality
Lung	1.8 million	1.6 million
Breast	1.7 million	0.5 million
Colorectal	1.4 million	0.7 million
Stomach	1.0 million	0.7 million
Prostate	1.1 million	0.3 million
All types	14.1 million	8.2 million

According to the GLOBOCAN 2012: Estimated Cancer Incidence, Mortality and Prevalence Worldwide in 2012 published by the WHO International Agency for Research on Cancer, the incidence of cancer rises with increasing incomes, as the incidence rate of all cancers combined in high-income countries was more than double that of low-income countries. In upper-middle-income and high-income countries, prostate and breast cancers are the most commonly diagnosed in males and females respectively, while lung and colorectal cancers are the next most common types in both sexes. In the case of breast cancer, women in the European region had the highest rates followed by the Americas; however, breast cancer was also among the most commonly diagnosed type of cancer in low income countries as well. Men in the region of the Americas had the highest incidence rates of prostate cancer, followed by the European region; the lowest rate of prostate cancer occurred in the South-East Asia Region.

In the next few decades, the WHO predicts that cancer will be an increasingly important cause of morbidity and mortality worldwide, regardless of the region’s development level. As the global population ages and its longevity increases, annual cancer deaths are projected to increase to approximately 14.6 million in 2035.

The following table shows the projected growth in the incidence of cancer cases globally, based on geographic region using WHO data:

Region	2012 Incidence	2015 Projected Incidence
Africa	0.6 million	0.7 million
Americas	2.9 million	3.1 million
Europe	3.7 million	3.9 million
Eastern Mediterranean	0.6 million	0.6 million
Southeast Asia	1.7 million	1.8 million
Western Pacific	4.5 million	5.0 million
Global	14.1 million	15.2 million

Overview of the Disease of Cancer

Cancer constitutes a heterogeneous class of diseases, characterized by uncontrolled cell growth that results from a combination of both environmental and hereditary risk factors. Many different tissue types can become malignant, such as breast, lung, liver, and skin, and even within a particular tumor there is heterogeneity, with certain cancer cells in a patient bearing mutations which are lacking in other cells nearby. Only in recent years have DNA sequencing and other genetic analysis techniques progressed enough to enable researchers to understand many cancers at a cellular and molecular level, attribute specific cancers to associated genetic changes, and determine the extent to which these changes are seen in a patient’s tumor.

Cancer cells contain genetic alterations compared to normal human cells. Common genetic abnormalities correlated to cancer include gains or losses of genetic material on specific chromosomal regions, or loci, or changes in specific genes, or mutations, which ultimately result in detrimental cellular changes followed by cancerous or pre-cancerous conditions. In addition, mutations within gene sequences, or single nucleotide variations, can give rise to aberrant proteins that do not perform their functions correctly, leading to uncontrolled cell growth. Such genetic alterations can be a result of multiple factors, including genetic predisposition, environmental or lifestyle factors, or viral infections. Importantly, these genetic changes can be identified using DNA sequencing to help guide appropriate treatment.

Primary tumors consist of two major types of cells: the malignant cells and the stroma cells. While stroma cells are normal cells that support and nourish the tumor, the malignant cells are a heterogeneous group of cancerous cells that also have the potential to give rise to disease metastasis via dissemination of CTCs. CTCs are recognized as cancer cells that detached from primary or secondary tumors and enter the bloodstream, traveling nearby or to distant organs and forming new tumors.

Primary tumors are rarely the determining survival factor among different types of cancers, since primary tumors can typically be removed effectively by localized surgical resection and/or radiation. Even if cancer is diagnosed at an early stage and treated by one of these methods, cancer is a major cause of mortality worldwide because of the lethal effect of tumors which metastasize. Metastasis is more difficult to treat than a primary tumor due to its systemic nature. CTCs that leave the primary tumor are able to colonize distant organs in the body and initiate the process of metastasis. The majority of CTCs die in the bloodstream, due to the harsh environment; very few of them are capable of metastasizing, and even fewer can form distant tumors of lethal size. Nevertheless, this small percentage of CTCs — estimated at 1-2% — is sufficient to initiate and continue the blood-borne metastasis process, which leads to the progression of the disease and is responsible for 90% of cancer-related deaths.

CTC Research and Applications

Just after the Civil War (1869), an autopsy discovered the existence of cancer cells in the blood of a patient who had died from a metastasized tumor. From the 1940s through the 1970s, researchers learned that: a gram of a metastasizing tumor produces roughly one million CTCs each day; CTCs are generated by virtually all 27 types of solid tumors; and CTCs are responsible for seeding metastatic secondary tumors at distant sites throughout a patient’s body, most often through the circulatory system. In other words, CTCs are both the messengers for propagating the disease and carry within their DNA the blueprint for a given cancer variant. These revelations led to multiple, but failed attempts to develop technologies to collect, process and analyze CTCs.

The field of CTC technology platforms is now experiencing a renaissance, beginning with FDA approval in 2004 of the Johnson & Johnson CellSearch device as a diagnostic tool with prognostic significance for patients with prostate, colon and breast cancer. The early promise of CellSearch spurred numerous researchers and companies in the US, Asia and Europe to develop some forty-five new diagnostic CTC technology platforms: most capture CTCs either by identifying proteins expressed by those cells (immunogenic-based) and/or by separating them based on size relative to other blood components (size-based filtration). The goal of this research has been to isolate a sufficiently large number of CTCs with high purity and in a viable, intact state.

CTCs have tremendous utility in cancer research, aiding scientists in deciphering the complex biology of cancer as it progresses from a localized, primary tumor to metastasis. An enhanced scientific understanding of the characteristics of CTCs, as well as the factors that determine or influence their migration from tumors into circulation and to distant organs, provides valuable insights into the mechanism of metastasis and the development of new therapeutic approaches. Additionally, the detection and analysis of CTCs has significant potential in the diagnosis and management of cancer, because current tools — such as tumor tissue biopsy, imaging technologies and biomarker development — have numerous limitations.

Limitations of Traditional Cancer Diagnostic and Profiling Approaches

Cancer is difficult to diagnose and manage due to its heterogeneity at morphologic, genetic and clinical levels. Traditional methods of diagnosis for solid tumors, routinely used as the initial step in cancer detection, involve a tissue biopsy followed by a pathologist examining a thin slice of potentially cancerous tissue under a microscope. A recently obtained tissue sample is used in combination with chemical staining techniques to enable analysis of the biopsy. After staining, the pathologist determines through visual inspection whether the biopsy contains normal or cancerous cells, with those that are deemed cancerous being graded on a level of aggressiveness. Often an analysis of biomarkers relevant to that tumor type is also performed on the tissue, ranging from immunohistochemistry to mutation analysis by various means such as microarrays and DNA sequencing. After the diagnosis, a clinical workup is performed according to established guidelines for the specific cancer type. From there, the physician determines the stage of progression of the cancer based on a series of clinical measures, such as size, grade, metastasis rates, symptoms and patient history, and decides on a treatment plan that may include surgery, watchful waiting, radiation, chemotherapy, or stem cell transplant.

This type of analysis is dependent on the availability of a recently obtained tissue biopsy for the pathologist to analyze. Such a biopsy is often not available. A tumor may not be readily accessible for biopsy, a patient’s condition may be such that a biopsy is not advised, and for routine periodic patient monitoring to evaluate potential progression or recurrence, a biopsy is a fairly invasive procedure and not typically performed. As the length of time between when the original biopsy, diagnosis or surgery is conducted to the current evaluation of the patient increases, the likelihood that an original biopsy specimen is truly representative of the current disease condition declines, as does the usefulness of the original biopsy for making treatment decisions. This risk intensifies in situations where a drug therapy is being administered, because the drug can put selective pressure on the tumor cells to adapt and change.

Similarly, the heterogeneity referred to above means that different parts or areas of the same tumor can have different molecular features or properties. In evaluating a biopsy specimen, the pathologist will take a few thin slices of the tumor for microscopic review rather than exhaustively analyzing the whole tumor mass. The pathologist can only report on the tumor sections analyzed and if other parts of the tumor have different features, such as biomarkers corresponding to specific treatments, they can be missed. A more representative analysis of the entire tumor, as well as any metastases if they are present, is very helpful.

CTC Technology Applications

The accelerated pace of CTC research in the past few years has been driven by the pressing need to overcome the limitations of traditional cancer diagnostic and profiling approaches. The following table shows the current and potential applications for CTC removal and analysis technologies, both in research and clinical practice:

Application	Description	Benefits
Research & drug development

Understand the biology of cancer at the molecular and cellular level

Develop biomarkers and understanding of mutated DNA that aid in the discovery of new drug targets

Selection of patients likely to respond to therapy for clinical trials

Develop and confirm theoretical models for cancer progression Accelerate the drug development process Increase the probability of success and regulatory approval Reduce clinical trial costs
Early diagnosis	Liquid biopsy to diagnose cancer types based on presence, number and characteristics of CTCs	Non-invasive test, compared to traditional biopsy Less expensive, more frequent diagnostic test
Survival prognosis	Assess the progression-free and overall survival for cancer patients based on number and characteristics of CTCs in peripheral blood	Non-invasive test Less expensive, more frequent disease monitoring
Therapy monitoring	Enumeration and molecular analysis of CTCs to predict patients’ response to therapy	Select and adjust therapy for each patient based on predicted response Less expensive, more frequent disease monitoring Determine risk of disease recurrence
Therapeutic oncopheresis	Mechanical separation of CTCs from cancer patients’ blood, using central venous access	Reduce tumor burden and augment the body’s immune system Slow the disease’s progression, thereby making metastatic cancer a chronic rather than fatal condition

Mechanism of Metastatic Spread

In order to understand the technological challenges in capturing CTCs for diagnostics or therapy, it is important to appreciate the fact that CTCs are highly heterogeneous: both within a cancer type and depending on the stage of the disease.

CTCs detach from primary or secondary tumors - via mechanisms such as necroptosis, apoptosis or secretion - and enter the bloodstream (intravasation), traveling to distant organs (blood circulation) and forming new tumors (extravasation). CTCs can leave the primary tumor earlier in its formation process or after the tumor reaches a certain critical mass of cells. See diagram below.

The mechanism of intravasation - the process by which CTCs enter the bloodstream - is believed to be facilitated by the epithelial-mesenchymal transition (EMT). This transition appears to occur in principal tumor cells that have stem cell-like properties and are therefore the most invasive ones. During EMT, tumor cells lose their epithelial characteristics and acquire migratory properties that enhance their invasiveness and permit them to enter the blood circulation. Cell markers associated with EMT include increased expression levels of the TWIST-1, ZEB1, mesenchymal intermediate filament vimentin – a marker also found in certain subpopulations of WBCs – and reduced levels of epithelial cytokeratins.

While in the bloodstream, CTCs are believed to possess a semi-mesenchymal phenotype. However, the vast majority of CTCs will die within 24 hours in that harsh environment due to attacks by WBCs and the high shear rates in the heart; or persist in a dormant, inactive state for years. Very few CTCs are capable of metastasizing, and even fewer can form distant tumors. Nevertheless, this small percentage of CTCs – estimated at 1-2% – have been called the decathlon athletes of CTCs and are sufficient to initiate and continue the blood-borne metastatic process, which leads to the progression of the disease and is ultimately responsible for the overwhelming majority of cancer-related deaths.

In order to reach distant organs and form new tumors, CTCs need to extravasate – exit the blood vessels - and survive in the new environment; such cells may potentially acquire more aggressive phenotypes that initiate the tumor formation process, or may re-enter the blood circulation to travel to other organs or back to the initial tumor.

After CTCs extravasate in new locations, they are believed to undergo a reverse EMT process – the mesenchymal-to-epithelial transition (MET) – and assimilate in the new environment. While some CTCs have genes that might make them more benign or less likely to survive in other locations in the body, others have different patterns of gene expression that enable them to lodge themselves in new locations, establishing a new tumor. Such cells initiate micrometastases (fewer than 100 cells) that may eventually develop into overt metastases that are finally visible using current MRI, CT scan or ultrasound imaging techniques.

In theory, CTCs can reach the majority of organs in the body and initiate metastasis. However, research indicates that different types of cancer give rise to metastasis at different sites; for example, prostate cancer metastasizes preferentially in the bone, while breast cancer cells give rise to new tumors in the liver, lungs, or bone. This preferential behavior is due to the heterogeneity of tumors and their CTCs, and the consequently different ability of cells to extravasate and survive in new locations.

Characteristics of CTCs

The normal cellular components of blood principally consist of red blood cells (RBCs), leukocytes (white blood cells, or WBCs) and platelets. CTCs are abnormal blood cell components shed from tumors, and are invariably collected from a patient’s peripheral blood even though they are present throughout the circulatory system. Since all blood cells must pass through extremely narrow capillaries as they circulate through the body, CTCs in peripheral blood are found in extremely low numbers because they must circulate and survive through an obstacle course of harsh conditions, such as the heart, lungs and capillaries before they can appear in the peripheral blood.

The following table shows the typical number and sizes of blood cells in typical humans:

Type of Cell	Average number of cells per milliliter of blood	Approximate cell diameter, in microns
RBC	5 billion	8
Platelets	300 million	2
WBC	7 million	10-15
CTC	<1,000	15-20

Aside from size and number, another important characteristic of blood cells is their deformability: the ability to change shape in order to traverse through the narrow capillaries which separate arterial blood (blood pumped out by the heart) from venous blood (blood returning to the heart after passing through a capillary). RBCs are known to be highly deformable, effectively and very quickly changing shape from a donut to a sausage as they pass through capillaries. Platelets and WBCs are less deformable than RBCs; but they nevertheless must and do traverse through capillaries, albeit at a slower rate. CTCs are the least deformable type of blood cells by several orders of magnitude, and it is that characteristic –in addition to size differences — which our technology exploits in a manner which is unique and different from all other CTC technologies.

In the early era of CTC research, CTCs were described as nucleated cells of epithelial origin that are typically significantly larger in diameter than normal blood cells. However, as scientific research revealed the heterogeneity of tumors, it became evident that the morphology of CTCs varies by disease type, its stage at the time of diagnosis, and its pre- or post-treatment state. Currently a common, definite set of criteria that define all CTCs has not been established. Additionally, due to the heterogeneity of tumor cells, scientists have not identified yet a universal set of markers that distinguishes CTCs from other types of blood cells. Recent studies also suggest that CTC markers differ from those of the primary tumor cells, and they may also change during the course of a given cancer therapy. As a result of these challenges, the molecular characterization of CTCs has been technically difficult. With the ever-declining cost of DNA sequencing, however, it is now possible to more completely characterize and differentiate CTCs once they are captured.

CTC Collection and Analysis Technologies

CTC collection and analysis technologies rely on one of several categories of methods, each of which exploits various physical or biological properties that distinguish these cells from RBCs, platelets and WBCs. The methods which are most commonly used for CTC detection are: size, density, electrical properties, and cell surface antigens, as well as automated scanning of all non-RBCs.

The following table provides an overview of each method, some of the companies with CTC platform technologies, as well as their advantages and limitations.

Method	Technology/Company	Sample Size & Description	Advantages	Disadvantages
Size-based	ScreenCell/ScreenCell ClearCell/Clearbridge Biomedix GEN/Parsortix	≤ 10 mL Size based filtration through a polymer filter	Inexpensive Permits molecular analysis	Low specificity and sensitivity: Contaminated with large WBCs Low number of CTCs recovered
Density-based	OncoQuick/Greiner Bio-One RosetteSep/StemCell Technology	≤ 10 mL Density gradient centrifugation	Rapid and simple	Low specificity and sensitivity: Contaminated with large WBCs Low number of CTCs recovered
Dielectro- phoresis	ApoStream/ApoCell DEPArray/Silicon Biosystems	≤ 10 mL Electrical fields used to separate CTCs based on slower elution times	Detects broader range of non-EpCam CTCs	Low specificity and sensitivity: Contaminated with large WBCs Low number of CTCs recovered
Immuno-magnetic capture	CellSearch/Johnson & Johnson AdnaTest/AdnaTest MACS/Milteny Biotec	≤ 10 mL Positive selection of CTCs by using antibodies to epithelial markers	Regulatory approval Useful in detecting tumor-specific markers	Low specificity and sensitivity: Contaminated with large WBCs Low number of CTCs recovered
Microfluidic immune-magnetic	CellSearch 2nd generation/J&J CEE/Biocept IsoFlux/Fluxion Biosystems	≤ 10 mL Positive and negative selection of CTCs by using antibodies to epithelial markers	High sensitivity High throughput Detects a broader range of CTCs	Low specificity Low number of CTCs recovered
Automated scanning	HD-CTC Chip/Epic Sciences	≤ 10 mL Negative enrichment via RBC lysis; digital microscopy	Detects broader range of CTCs Allows visual inspection	Lack of enrichment causes unspecific immunofluorescent staining Low sensitivity

Our Technology

The common disadvantages of alternative technology platforms are the rarity of CTCs which are present in a standard blood sample of 10 mL or less (which hinders the sensitivity of any analysis); and the overwhelming number of WBCs as compared to CTCs (which reduces the specificity and purity of CTCs). The result is a wide variance in results using the same patient’s blood on different technology platforms, due to the difficulty in obtaining a statistically significant number of CTCs from such a small-sized sample. In other words, even if a given CTC technology platform can recover all of the CTCs which might be present in a single milliliter of blood (say, 1,000 cells), unless they represent 5-10% of the total cells in the sample being analyzed by DNA sequencing or other genetic analysis techniques, the mutations present in those CTCs will be lost in the background as noise in relation to the normal DNA sequence represented by the WBCs. So the problem to be solved is both quantity and purity of CTCs removed.

•

Our molecular diagnostic CTC technology platform—the ViatarTM Collection System for Molecular Analysis—is unique because it utilizes a larger blood sample to collect a far greater absolute quantity of CTCs from circulating blood without clogging (up to 50 mL drawn from a patient, instead of just 10mL) than alternative technology platforms, while also enhancing purity by reducing the number of WBCs. The output from our device can then be used as the raw material for processing and analysis by all other diagnostic CTC technology platforms, as well as directly for DNA sequencing. As such, it is a “front-end” rather than a competitor to other companies’ CTC technology platforms for research and development, early diagnosis, survival prognosis and therapy monitoring.

•

Our therapeutic CTC technology platform—the ViatarTM Therapeutic Oncopheresis System—will utilize wholesale removal of a significant quantity of CTCs as a cancer therapy by treating a patient’s entire blood volume (much like dialysis removes toxins).

Our perspective is that the existing CTC technology platforms are driven by the quest to solve a scarcity problem: how to find an extremely low number of CTCs out of the 5.4 billion cells (mostly RBCs) which inhabit a given milliliter of blood—an infinitesimal percentage indeed. Compounding the tenacity of that problem is their universal reliance on a standard blood draw sample of only 1 to 10 mL as the pool (blood) in which to go searching for the target species (CTCs). In essence, conventional wisdom defines CTCs as being rare because everyone is seeking to find and collect them from an extraordinarily small sample size. Yet for over forty years researchers have known with a good degree of precision that tumors generate millions of CTCs per day: hardly a rare or scarce amount.

We believe that rarity is in the eye of the beholder. Our proprietary CTC technology overcomes the conventional 10 mL limitation on sample size by capturing CTCs from up to 50 mLs of blood (for the diagnostic application), or up to 10 liters of blood (for the therapeutic application). This represents a significantly larger sample size, which inherently improves the sensitivity of other companies’ diagnostic CTC technology platforms or DNA sequencing; and enables a low-cost therapeutic application.

Two key features of our technology differentiate it from other CTC technology platforms:

•

Our cross-flow filtration technology exploits the differential size and deformability properties between CTCs and normal blood components. Small but numerous cells—RBCs (2 x 8 microns) and platelets (2 microns in diameter)—are separated using a filter with small pores (e.g., 8 microns). See diagram below. The larger component in normal blood—WBCs—are typically 10-15 microns in diameter; while CTCs are typically 15-20 microns in diameter and much less deformable. These are retained for further processing and analysis by other companies’ CTC technology platform or DNA sequencing (in the case of diagnostic applications), or removed and discarded (in the case of the therapeutic application).

•

Our filter is exceptionally thin compared to others’ filters. It is comprised of a micro-machined polymer that allows the passage of ~50 million RBCs, platelets and WBCs per second, while retaining viable CTCs for downstream analysis. Design algorithms balance blood flow across and through the filter, while maintaining low trans-membrane pressure. Since the force necessary to drive cells through a pore is a cube relationship to the depth of the pore, other companies’ thicker filters are significantly less efficient and can only process a small volume of blood before their pores become clogged with normal blood components. This is the defining technical feature that enables our technology to process a large volume of blood, as compared to other technologies, that are structurally limited to a very small sample size because they deploy dead-end filtration through a thicker membrane material.

The efficacy of our technology for molecular diagnostics has been demonstrated through in vitro and in vivo tests using both animal and human blood, including blood from cancer patients. We are currently conducting research collaborations with other companies’ CTC technology platforms to validate these results.

The efficacy of the concept of mechanically removing CTCs as a cancer therapy to slow the progression of metastatic cancer was demonstrated in a study published by others in 2011. Using magnetic filtration of the ascites of mice that were infected with human ovarian carcinoma, the researchers removed CTCs and showed that the median time to death increased by 32.4% with only one filtration session. Similarly, due to the reduction in malignant cell burden due to that one filtration session, tumor progression slowed to 10.77 times the rate of the control group, which received no treatment.

The efficacy of a cancer therapy based on the concept of obstructing the metastatic process has been demonstrated by the various cancer immunotherapy drugs approved since 2010 by the FDA (e.g., Provenge, Yervoy, and Keytruda) which prolong the lives of patients with metastatic disease. The mode of action for each of them is to sensitize white blood cells to target and attack cell signal pathways in the tumor microenvironment which flourishes once CTCs leave the primary tumor and begin extravasation at distant sites. These immunotherapies are the most significant advance in oncology treatment in decades, and offer the first glimmer of hope in reducing the 90% fatality rate once a patient’s cancer has metastasized and reaches Stage IV. .

On a parallel track, numerous clinical studies published by others since the 2004 introduction of CellSearch demonstrate that a reduction in the absolute number of CTCs in a patient’s blood correlates with favorable overall survival. This proposition holds true for all major types of cancer over a range of different drug regimens. In other words, if a patient’s CTC count drops from a “danger zone” of 10 CTCs to a “safe zone” of 5 or fewer CTCs—due to any therapy—they will live longer.

The ViatarTM Therapeutic Oncopheresis System is derived from those two paradigms. It utilizes mechanical filtration of blood as the therapy to remove CTCs, and a dosage regimen that will be determined through human clinical trials to maintain the absolute number of CTCs in the “safe zone” which delimits the probability of favorable survival.

Both of our oncology products are in the development stage, with significant design, materials validation, manufacturing scale-up and preclinical testing necessary before they can be used in human clinical trials. None of the capabilities of our two oncology products have been demonstrated yet in statistically significant clinical trials.

Commercialization Strategy

We anticipate launching the ViatarTM Collection System for Molecular Analysis during 2016 once we receive the following regulatory clearances: initially with a CE Mark in Europe and Canada, and later with a 510K designation in the United States. This product consists of a small, bench top base unit (pumps, hardware and control system) and a single use fluid circuit. It is intended for use primarily for research in a laboratory setting at a hospital, research lab or outpatient oncology clinic. The output from our product is a tube of CTCs suitable for DNA amplification and sequencing, or analysis by virtually all other companies’ CTC technology platforms. We are currently engaged in research collaborations with several companies and researchers with the goal of understanding the suitability of our technology to meet their needs and determining whether modifications are practicable and/or necessary. Our ultimate objective is to market and sell the ViatarTM Collection System for Molecular Analysis through private label and distribution arrangements. We believe that these prospective diagnostic partners will value the ability to augment existing instrumentation without causing a significant retool from either a manufacturing or regulatory standpoint.

Our primary research collaboration is with ScreenCell. We entered into the collaboration agreement with ScreenCell on December 2, 2013. The collaboration is one year and extends for further one year periods unless terminated upon advanced notice. Under our collaboration agreement, each party is responsible for its costs and expenses (except that ScreenCell has purchased custom-designed filters from us). We share equally with ScreenCell the intellectual property rights arising from that collaboration. We previously had a research agreement with Vivonics (related to the discontinued dialysis project), but it was terminated in 2013.

We anticipate launching the ViatarTM Therapeutic Oncopheresis System during 2016 with a CE Mark in Europe and Canada. Introduction in the United States will take several years, based on the anticipated PMA classification by the FDA. Our strategy is to conduct clinical trials outside the United States (targeted to begin in 2015) and then use the results of those trials to support approval of an investigational device exemption by the FDA. The ViatarTM Therapeutic Oncopheresis System will consist of a small base unit (pumps, hardware and control system) and an extracorporeal fluid circuit that is connected to a cancer patient’s central venous system. A treatment session will take approximately four hours, during which time the patient’s blood is circulated through our proprietary size-based filter. Virtually all normal blood components—plasma, red blood cells, white blood cells and platelets—will be safely returned to the patient, while some white blood cells and numerous CTCs will be removed and discarded.

The ViatarTM Therapeutic Oncopheresis System is intended for use in a chemotherapy, dialysis or apheresis clinic in a hospital or outpatient setting by nurses or technicians who are trained to administer infusion, dialysis or apheresis treatments. We anticipate marketing and selling the ViatarTM Therapeutic Oncopheresis System on a direct basis through our own dedicated sales force in key large markets (such as the United States, Germany, France, Italy, UK and Japan), and through distributors in other markets.

Our Business Strategy

We plan to provide the cancer research community and clinicians with the raw material – CTCs – needed for a wide range of molecular diagnostic applications; and to provide a therapy for treating metastatic cancers.

CTC-based tests. In the case of molecular diagnostics using CTC-based tests, the value added by our technology is improved sensitivity and specificity beyond what is available from other companies’ CTC technology platforms. But we do not intend to develop our own analytic techniques or clinical tests for cancer: that is an arena in which billions of dollars are spent each year and it is well beyond the scope of our expertise or resources.

Instead, our business strategy is to offer our CTC technology platform for molecular diagnostics as a “front end” component to (i) other companies’ CTC technology platforms (see the table at page 12 above), and (ii) direct DNA sequencing of CTCs using established tools and protocols (marketed by companies such as Illumina and Thermo Fisher). In this manner, our technology will enhance the breadth and utility of those applications and avoid trapping us in a situation of having to pick a winner from among the many analytic techniques which the cancer researcher community and clinicians have at their disposal. Given the rapid pace of technology change in cancer research, we believe that this will prove to be a durable strategy, especially as the cost of DNA sequencing continues to decline and it becomes the technology of choice for cancer research, new drug development and the treatment of cancers using a personalized approach.

The global market for CTC technology platforms is estimated at $910 million in 2012 according to a marketing intelligence report, “Circulating Tumor Cells and Cancer Stem Cells,” published by Kalorama Information (“Kalorama Information”). The key customers are researchers at major cancer medical centers, biotech and pharmaceutical companies who utilize them to identify and develop new cancer therapies based on the knowledge derived from CTC-driven research. Accordingly, that research segment is estimated to account for 97% of the global market ($885 million); with the clinical segment accounting for the remainder ($25 million) due to a limited number of clinically-validated and regulatory-approved CTC-based tests. Within that dominant research segment, approximately 73% is estimated to be research that is focused on breast and prostate cancers, with lung and colon cancers accounting for most of the remainder (22%). The geographic breakdown for CTC technology platforms in 2012 is estimated as 56% in the US, 31% in Europe and 13% in the rest of the world.

The global market for CTC technology platforms is projected to reach $3.6 billion in 2017, according to Kalorama Information. Most of this growth is projected to arise in the research segment (e.g., major cancer medical centers, biotech and pharmaceutical companies), given the long lead time for clinical adoption of new diagnostic tests (especially those which are used as companion diagnostics to new drugs). Other growth drivers are increasing cancer incidence, diagnosis and treatment rates. See the following table (annual data shown in millions of dollars):

Market Segment	2011	2012	2013	2017	Cumulative Annual Growth Rate (2012-2017)
Diagnostics	22	25	31	75	24.6%
Research	830	885	960	3,480	31.5%
Total	852	910	991	3,555	31.3%

In the long term we anticipate that the clinical adoption of CTC-based diagnostics will become a major segment of the overall market for CTC technology platforms, and it will supplant the use of traditional imaging techniques (e.g., MRI, CT scans and ultrasound) for early diagnosis and tracking the progression of various cancers. But until that shift occurs, over the next five years our marketing strategy will be guided by the dominance of the research segment in the overall market for CTC technology platforms.

Current CTC-based tests used in the research segment range in price from approximately $500 to $5,000, depending on the CTC technology platform or DNA amplification and sequencing tools being used. While these prices for specific tests will undoubtedly decrease over time given the inexorable march of innovation, the overall market is expected to continue to expand. It is worth noting that these prices are based on list prices set by the manufacturers and negotiated discounts for major research customers; and do not entail reimbursement by third party payors such as Medicare, private health plans or foreign healthcare systems.

Our strategy is to negotiate pricing for the ViatarTM Collection System for Molecular Analysis with the objective that it constitutes 25% of the total end-user price of the CTC-based test regimen or DNA sequencing analysis used in the research segment. We believe that this is an appropriate metric for measuring the value attributable to our product in improving the results currently obtainable from CTC technology platforms when weighed against the overall pricing pressures and cost constraints that exist in the research segment. The clinical segment of CTC-based tests is anticipated to remain an immaterial portion of the global market for the next five years, and there is no clear viewpoint on the reimbursement terms that third party payors (such as Medicare, private insurance plans and foreign healthcare systems) will allow for CTC-based tests. Therefore, it is not possible for us to determine a revenue goal for the clinical segment of CTC-based tests.

CTC removal as a cancer therapy. The second leg of our business strategy is to deploy our unique CTC removal technology as an extracorporeal device for the wholesale removal of CTCs from metastatic cancer patients as a therapy to mitigate the growth and spread of secondary tumors: the ViatarTM Therapeutic Oncopheresis System.

The practice of separating or taking away (apheresis) a component or species from blood and returning the remainder to the circulation has been a mainstream medical therapy for over five decades. Examples include dialysis (removal of metabolic toxins from patients with end stage renal disease); plasmapheresis (collection of plasma and blood components such as immune globulin, rare WBC and RBC antibodies); LDL apheresis (removal of low density in patients with familial hypercholesterolemia, a rare genetic condition; stem cell harvesting (collection of circulating bone marrow cells for use in bone marrow transplantation); and leukapheresis (removal of various WBC sub-groups for transfusion into patients who need them).

We previously conducted animal testing in 2012 on a prototype extracorporeal CTC removal device, but subsequently changed the type of filter being used. Our current strategy is to build an apheresis system specifically targeted to remove CTCs as a cancer therapy (therapeutic oncopheresis) based on filtration of 40 mL or more per minute. This would translate into treating two times a cancer patient’s entire blood volume during a four hour session (which is equivalent in time duration to a single dialysis session). We anticipate launching the ViatarTM Therapeutic Oncopheresis System during 2016 with a CE Mark in Europe and Canada. Introduction in the United States will take several years, based on the anticipated PMA classification by the FDA.

Our strategy is to conduct clinical trials outside the United States and then use the results of those trials to support approval of an investigational device exemption by the FDA. These clinical trials will serve as the basis for regulatory approval and reimbursement. While it is not possible to predict what reimbursement schedule third party payors might set for the ViatarTM Therapeutic Oncopheresis System, existing apheresis applications (except for dialysis) are reimbursed at approximately $1,500 to $1,800 per treatment session. Given the fact that the number of patients with metastatic cancer is significantly greater than all current apheresis treatments combined (including dialysis), we assume that third party payors will need to assess the therapeutic benefits of our technology versus other therapeutic modalities (including drugs which cost approximately $100,000 or more annually). Our strategic goal is to lower the cost of cancer care so that it can be affordable by healthcare systems and a broader range of patients. Toward that end, we plan to periodically revise our pricing schedule downward so that the ViatarTM Therapeutic Oncopheresis System remains a low-cost therapy.

Competition

Our principal competition comes from mainstream diagnostic and therapeutic methods, used by pathologists and oncologists for many years. These include on tumor tissue analysis (in the case of molecular diagnostics) and chemotherapy drugs (in the case of therapeutic oncopheresis). It may be difficult to change the methods or behavior of researchers and oncologists to incorporate our products into their practices.

We also face competition from companies that offer products or are conducting research to develop products for CTC-based testing in various cancers, including companies such as Johnson & Johnsons, Atossa Genetics, Alere, Illumina, Apocell, EPIC Sciences, Clearbridge Biomedics, Cynvenio Biosystems, Fluxion Biosciences, RareCells, ScreenCell and Silicon Biosystems.

We expect that pharmaceutical and biopharmaceutical companies will increasingly focus attention and resources on the personalized cancer diagnostic and therapy sector as the potential and prevalence increases of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics. For example, the FDA has recently approved three such agents—Xalkori® from Pfizer Inc. along with its companion anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc., Zelboraf® from Daiichi-Sankyo/Genentech/Roche along with its companion B-raf kinase V600 mutation test from Roche Molecular Systems, Inc. and Tafinlar® from GlaxoSmithKline along with its companion B-raf kinase V600 mutation test from bioMerieux. These recent FDA approvals are only the second, third and fourth instances of simultaneous approvals of a drug and companion diagnostic. The first approval was the 1998 approval of Genentech’s Herceptin® for HER2 positive breast cancer along with the HercepTest from partner Dako A/S. Our competitors may invent and commercialize CTC technology platforms or tests that compete with ours.

There are a number of companies which are focused on the oncology diagnostic market, such as Biodesix, Caris, Clarient, Foundation Medicine, Response Genetics, Neogenomics, Agendia, Genomic Health, and Genoptix, and which are selling to the medical oncologists and pathologists. Large laboratory services companies, such as Sonic USA, Quest and LabCorp, provide more generalized cancer diagnostic testing.

Additionally, projects related to cancer diagnostics and genomics have received increased government funding, both in the United States and internationally. As more information regarding cancer genomics becomes available to the public, we anticipate that more products aimed at identifying targeted treatment options will be developed and that these products may compete with ours. In addition, competitors may develop their own versions of our current and planned tests in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

Third-Party Suppliers and Manufacturers

Some of the components used in our current or planned products are currently sole-source, and substitutes for these components might not be able to be obtained easily or may require substantial design or manufacturing modifications. Any significant problem experienced by one of our sole source suppliers may result in a delay or interruption in the supply of components to us until that supplier cures the problem or an alternative source of the component is located and qualified. Any delay or interruption would likely lead to a delay or interruption in our manufacturing operations. The inclusion of substitute components must meet our product specifications and could require us to qualify the new supplier with the appropriate government regulatory authorities.

We anticipate initially manufacturing our two oncology products at our facility in Lowell, MA. Additional clean room space, production equipment and quality control equipment will be needed. We will source sub-components and sub-assemblies from third party manufacturers, depending on cost, quality and volume requirements. We anticipate renting additional space for our manufacturing and warehouse needs; most likely at or near our current location. There is sufficient commercial space at reasonable prices in the vicinity of our current location.

Intellectual Property

Our business is dependent on a combination of patent applications, trademarks, trademark applications, trade secrets and industry know-how, in order to protect the proprietary aspects of our technology and assure that we can manufacture and sell our products.

The Company’s patent portfolio applicable to our oncology products consists of ten patent applications (three in the United States and seven international), with anticipated expiration dates of 2030 to 2034 (assuming they are issued). These are now either in pre-publication phase or in various stages of examination. The table below sets forth the information regarding our patent applications:

Description	Jurisdiction	Filed Date	Status
Methods, systems, and devices for separating tumor cells	United Arab Emirates	3/31/2011	Pending
Methods, systems, and devices for separating tumor cells	Australia	3/31/2011	Pending
Methods, systems, and devices for separating tumor cells	Canada	3/31/2011	Pending
Methods, systems, and devices for separating tumor cells	European Community	3/31/2011	Pending
Methods, systems, and devices for separating tumor cells	Israel	3/31/2011	Pending
Methods, systems, and devices for separating tumor cells	Mexico	3/31/2011	Pending
Methods, systems, and devices for separating tumor cells	US	3/31/2011	Pending
Methods, systems, and devices for separating tumor cells	US	1/24/2014	Pending
Extracorporeal fluidic device for collecting circulating tumor cells and method of use thereof	US	8/6/2013	Pending
Systems, methods and devices for removing circulating tumor cells from blood	US	3/10/2015	Pending
Methods, systems and devices for separating tumor cells	South Africa	3/31/2011	Pending

In connection with the discontinuation of our dialysis and congestive heart failure programs, we terminated all of our license and research agreements with Columbia University and others. There were no penalty or other payments made, and we no longer have any rights to the numerous patents and patent applications previously associated with those development programs.

We own the trade name Viatar in the United States, Canada, the 28 member countries of the European Community, Japan, India, Mexico and Russia. We also have trade name applications for Viatar pending in five other foreign countries.

Another CTC technology company, named Viator Technologies Inc. (“Viator”), agreed in 2014 to discontinue the use of that name in association with its CTC detection system because it was causing confusion with our Viatar trade name.

Government Regulation

Our products are classified as medical devices under the United States Food, Drug, and Cosmetic Act (FDCA). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with the regulations administered by the United States Food and Drug Administration (FDA). Our medical device products are also regulated by comparable agencies in non-U.S. countries where our products may be sold.

The FDA’s regulatory requirements include:

•	Establishment Registration. We must register with the FDA each facility where regulated products are developed or manufactured. The FDA periodically inspects these facilities.

•

Marketing Authorization. We must obtain FDA authorization to begin marketing a regulated, non-exempted product in the United States. For our ViatarTM Collection System for Molecular Analysis, this authorization will be obtained by the submission and approval of a 510(k) pre-market notification, which generally provides data on the performance of the product to allow the FDA to determine substantial equivalence to a product already in commercial distribution in the United States. Our ViatarTMTherapeutic Oncopheresis System will probably go through a much stricter and time-consuming formal pre-market approval process which includes the review of non-clinical laboratory studies and clinical investigations, as well as an inspection by the FDA prior to market approval.

•

Quality Management System. We are required to establish a quality management system that includes procedures for ensuring regulated products are developed, manufactured and distributed in accordance with specified standards. We also must establish procedures for investigating and responding to customer complaints regarding the performance of regulated products. In December 2013 we obtained an ISO 13485 certification, which utilizes many of the same standards for an FDA-approved quality management system.

•	Labeling. The labeling for our products must contain specified information. In some cases, the FDA must review and approve the labeling and any quality assurance protocols specified in the labeling.

•

Imports and Exports. The FDCA establishes requirements for importing products into and exporting products from the United States. In general, any limitations on importing and exporting products apply only to products that have not received marketing authorization.

•

Post-Market Reporting. After regulated products have been distributed to customers, we may receive product complaints requiring us to investigate and report to the FDA certain events involving the products. We also must notify the FDA when we conduct recalls involving our products.

If the FDA finds that a manufacturer has failed to comply with FDA laws and regulations or that a medical device is ineffective or poses an unreasonable health risk, it can institute or seek a wide variety of enforcement actions and remedies, ranging from a public warning letter to more severe actions such as:

•	fines, injunctions and civil penalties;

•	recall or seizure of products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing requests for 510(k) clearance or PMA approval of new products;

•	withdrawing 510(k) clearance or PMA approvals already granted; and

•	criminal prosecution.

The FDA also has the authority to require repair, replacement or refund of the cost of any medical device.

In the European Union, a single medical device regulatory approval process exists. Regulated products must meet minimum standards of performance, safety, and quality (known as the “essential requirements”), and then, according to their classification, comply with one or more of a selection of conformity assessment routes. Unlike United States regulations, which require most devices to undergo some level of premarket review by the FDA, the European Union regulations allow manufacturers to bring many devices to market using a process in which the manufacturer certifies that the device conforms to the essential requirements for that device. Certain products must go through a more formal pre-market review process. We do not anticipate that either of our products will require that more formal pre-market review process.

We are also required to report device failures and injuries potentially related to product use in a timely manner to the competent authorities of the European Union countries. A number of other countries, including Australia, Brazil, Canada, China and Japan, have also adopted or are in the process of adopting standards for medical devices sold in those countries.

We will also be subject to various healthcare related laws regulating fraud and abuse, pricing and sales and marketing practices and the privacy and security of health information, including the United States federal regulations described below. Many states, foreign countries and supranational bodies have also adopted laws and regulations similar to, and in some cases more stringent than, the federal regulations discussed above and below.

•

The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid.

•

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) prohibits knowingly and willfully (1) executing a scheme to defraud any health care benefit program, including private payors, or (2) falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, also restricts the use and disclosure of personal health information, mandates the adoption of standards relating to the privacy and security of individually identifiable health information and requires us to report certain breaches of unsecured, individually identifiable health information.

•

The Physician Payments Sunshine Act requires manufacturers of medical devices covered under Medicare and Medicaid to record transfers of value to physicians and teaching hospitals and to report this data beginning in 2013 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Similar reporting requirements have also been enacted on the state level, and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals.

•

The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery.

If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from participating in government healthcare programs, contractual damages, reputational harm and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results.

Segment and Geographical Information

We operate in one reportable business segment and our current operations are solely in the United States.

Employees

As of March 30, 2015, we had a total of eight full-time employees. In addition, we use consultants for research and development, clinical, regulatory, legal and administrative activities. We plan to hire additional staff as we expand research, production, business development, and sales and marketing programs. None of our employees is represented by a labor union.

GLOSSARY OF TERMS

CTC: Cells that have shed into the blood stream from a primary tumor and circulate in it (CTCs). They are the seeds for subsequent growth of additional tumors (metastasis) in distant organs, triggering a mechanism that is responsible for the vast majority of cancer deaths.

DNA Sequencing: The process of determining the precise order of nucleotides within a DNA molecule. Nucleotides are the four bases—adenine, guanine, cytosine and thymine—in a strand of DNA. There are over 3 billion such base pairs in a DNA molecule. DNA sequencing is used to determine the complete genome, or blueprint, for a species; as well as variations (mutations) for a given disease condition.

DNA Amplification: The process of producing two identical replicas from one original DNA molecule. This process occurs in all living organisms and is the basis for biological inheritance and genetics. It is also used in DNA sequencing to enhance the quantity of molecules being analyzed.

510(k) Pre-Market Notification: A filing by a medical device manufacturer with the Food and Drug Administration (FDA) at least 90 days in advance of its intent to market a device. This allows the FDA to determine whether the proposed device is substantially equivalent to a device already on the market in 1976, or whether it is new and therefore requires further regulatory materials and review.

Mutation: A change of the nucleotide sequence in the DNA molecule of an organism; these can arise from replication errors during DNA amplification, or the insertion or deletion of segments of DNA. Mutations can either have no effect, alter the functioning of a gene, or prevent a gene from operating properly.

CE Mark: A CE logo and four digit identification number of the notified body which assessed the conformity of a product to the European directives, or regulatory system, which is applicable to a given medical device (and other products) in the European Economic Area. It is a symbol of free marketability in that region, and is recognizable worldwide as the European equivalent of compliance with FDA regulatory requirements. One key distinction, however, is that the CE system focuses primarily on safety, whereas the FDA focuses on both safety and efficacy of a given product.

PMA Classification: The most stringent type of medical device marketing application required by the FDA (one category above 510(k) pre-market notification). Unlike the 510(k) pathway, the manufacturer must submit an exhaustive application to the FDA and must receive approval prior to beginning commercial marketing of a device. The PMA application includes information on how the device was designed and manufactured, as well as preclinical and clinical studies, demonstrating that it is safe and effective for its intended use.

Dialysis: A process for removing waste and excess water from the blood, which is used as an artificial replacement for lost kidney function in people with renal failure.

Apheresis: A medical technology in which the blood of a patient or donor is passed through an instrument that separates out one particular constituent and safely returns the remainder to the circulation. Dialysis is the most widely practiced and well-known form of apheresis.

Stroma cells: Connective tissue cells of any organ, which support the functional cells of that organ. Stroma provides an extracellular matrix on which tumors can grow.

Malignant cells: Cells which are not self-limited in growth, are capable of invading into adjacent tissues, and may be capable of spreading to distant organs. These cells typically have multiple mutations and reduced expression of DNA repair enzymes.

Metastasis: The spread of a cancer from one organ to another not directly connected with it. Cancer occurs after one single cell in a tissue is progressively genetically damaged to produce cells with uncontrolled proliferation. As these cells transform, they are able to invade into the blood circulation and invade a secondary site.

Oncopheresis: An apheresis process in which circulating cancer tumor cells are separated from the blood by means of an extracorporeal circuit, with the normal blood components being safely returned to the body.

EMT: Epithelial-mesenchymal transition, is a process by which epithelial cells lose their cell polarity and cell-cell adhesion, and gain migratory and invasive properties to become mesenchymal stem cells; these are stromal cells that can differentiate into a variety of cell types. EMT is implicated in the initiation of metastasis for cancer progression.

ZEB1: Zinc finger E-box-binding homeobox, is a protein in humans that is encoded by the ZEB1 gene. Mutations in this gene have a contributing role in lung cancer invasiveness and metastatic development.

TWIST1: Twist-related protein 1, is protein in humans that is encoded by the TWIST1 gene. Mutations in this gene have a contributing role in breast cancer.

Mesenchymal intermediate filament vimentin: A protein in humans that is encoded by the VIM gene, which is expressed in mesenchymal cells. It is a marker for cells undergoing EMT during both normal development and metastatic progression.

FDA: Food and Drug Administration, is an agency of the US federal government which regulates the sale of medical devices and drugs.

Leukapheresis: An apheresis process in which white blood cells are separated from blood. It may be used to decrease a very high white blood cell count, to obtain a patient’s own blood cells for later transplant, or to obtain cells for research purposes. It may also be used for oncopheresis, although it is expensive, cannot be repeated on a frequent basis, and results in the loss of vital, normal blood cells.

Necroptosis: A programmed form of passive cell death, which is regulated by certain proteins.

Apotosis: The process of programmed cell death. While 50 to 70 billion human cells die each day due to the normal cell growth/death cycle, defective apoptosis has been implicated in the progression of cancer.

Plasmapheresis: An apheresis process by which certain blood cells and plasma are separated from blood, with the plasma collected and frozen for use in the manufacture of a variety of medications; it is also used as a therapy to treat a variety of disorders, including lupus and myasthenia gravis.

Item 1A. Risk Factors

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We have a lease for approximately 3,000 square feet of space in Lowell, Massachusetts for use as our corporate headquarters, including manufacturing and research laboratories. This lease expires on June 30, 2015, and we are currently negotiating an extension and expansion.

Item 3.	Legal Proceedings.

In the normal course of business, we may be involved in legal proceedings or threatened legal proceedings. We are not party to any legal proceedings or aware of any threatened legal proceedings which are expected to have a material adverse effect on our financial condition, results of operations or liquidity.

In 2012, we sued Bridgemedica, an engineering firm, in New York State Supreme Court for $1.5 million of damages arising from breach of contract and other claims relating to non-performance under various engineering development contracts. Bridgemedica counterclaimed for $179,000 for delinquent payments. In April 2014, we settled the lawsuit with Bridgemedica. Pursuant to the settlement agreement, we issued 150,000 shares of Common Stock valued at $1.00 per share and agreed to pay four cash installments of $5,000 each to Bridgemedica LLC. We have incurred expenses in connection with this lawsuit in the amount of approximately $25,000. As of the date of this report, all four installments were paid.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

There is currently no established public trading market for our Common Stock. We recently engaged a market maker to assist us to apply for quotation on the OTC Markets but we are not able to determine the length of time that such application process will take. Currently we are in the process of responding to comments we received from FINRA regarding our Form 211 application.  There can be no assurance the application will be successful. The OTC Markets differ substantially from national and regional stock exchanges because they: (a) operates through communication of bids, offers and confirmations between broker-dealers, rather than one centralized market or exchange; and (b) securities admitted to quotation are offered by one or more broker-dealers rather than “specialists” which operate in stock exchanges.

As of March 30, 2015, we had 17,641,176 shares of common stock outstanding and held of record by 104 stockholders.

Securities Authorized for Issuance under Equity Compensation Plans.

2014 Equity Incentive Plan

On March 26, 2014, our Board of Directors approved the adoption of the 2014 Equity Incentive Plan (the “2014 Plan”), which provides for the issuance of 3,000,000 shares of Common Stock (in the form of grants or options) to employees, consultants and directors. Unless prematurely terminated by the Board, the 2014 Plan terminates on March 26, 2024. As of March 30, 2015, an aggregate of 1,330,000 shares of Common Stock have been granted under the 2014 Plan (including the 595,000 shares described below).

The 2014 Plan also provides for the exchange of an aggregate of 595,000 shares of Series A Preferred Stock (originally issued by Vizio Medical Devices LLC to seven people under the 2010 Equity Incentive Plan as Class B member units) for an aggregate of 595,000 shares of Common Stock and the return of those exchanged shares to Mr. Reich, who was the managing member (all as contemplated by the 2010 Equity Incentive Plan). This exchange occurred on October 8, 2014.

Set forth below is our equity compensation plan information as of December 31, 2014.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	0	2,040,000
Total	0	$0	2,040,000

Stock Transfer Agent

Our stock transfer agent is Island Stock Transfer, located at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Dividends

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain any future earnings and do not expect to pay any cash dividends on our Common Stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will be dependent on a number of factors, including our earnings, capital requirements and overall financial conditions.

Repurchase of Equity Securities

None.

Recent Sales of Unregistered Securities

On January 27, 2015, February 27, 2015 and March 13, 2015 the Company sold 55,000, 50,000 and 216,000 shares of its common stock, respectively, to investors at $1.59, $1.75 and $1.62 per share, respectively. These sales and issuances of shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and because the issuance did not involve a public offering.

On March 2, 2015, the Company issued 15,000 shares of its common stock to legal counsel as partial consideration for legal services.

On March 10, 2015, the Company issued 77,000 shares of its common stock to two consultants for financial advisory services.

On March 19, 2015, the Company issued an aggregate of 370,000 shares of its common stock to its employees for services under the 2014 Equity Incentive Plan.

The issuances of the above shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the issuances did not involve a public offering.

Use of Proceeds

On February 13, 2015, the Company’s registration statement on Form S-1 (File No. 333-199619) was declared effective for our initial public offering, pursuant to which we registered the sale of 1,349,571 shares of common stock, all of which were to be sold by selling stockholders.  The offering price was $3.50 per share. We did not receive any proceeds from the sale of securities by the selling stockholders.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying financial statements and their related notes included in this Annual Report. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of Viatar CTC Solutions Inc. and its wholly owned subsidiary, Viatar LLC.

This Annual Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Overview

We are a biotechnology company focused on developing and marketing cancer molecular diagnostics and cancer therapy products, both of which are based on the principle of removing blood-borne circulating tumor cells (CTCs). We are seeking to commercialize two products which utilize our proprietary CTC removal technology:

•

The ViatarTM Collection System for Molecular Analysis is designed to collect and purify a statistically significant quantity of CTCs from up to 50 mL of blood as the “front end” for DNA sequencing and other genetic analysis technologies used primarily for research.

•

The ViatarTM Therapeutic Oncopheresis System is designed to remove CTCs from a patient’s blood as a new cancer therapy for metastatic disease.

We anticipate launching the ViatarTM Collection System for Molecular Analysis during 2016 once we receive the following regulatory clearances: first, a CE Mark in Europe and Canada, second, a 510K designation in the United States. We are currently engaged in research collaborations with several CTC platform technology companies with the goal of marketing and selling the ViatarTM Collection System for Molecular Analysis through private label and distribution arrangements.

We anticipate launching the ViatarTM Therapeutic Oncopheresis System during 2016 with a CE Mark in Europe and Canada. Introduction in the United States will take several years, based on the anticipated PMA classification by the FDA. We anticipate marketing and selling the ViatarTM Therapeutic Oncopheresis System on a direct basis through our own dedicated sales force in key large markets (such as the United States, Germany, France, Italy, UK and Japan), and through distributors in other markets.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to develop and commercialize our two oncology products. We are working with several CTC-based diagnostic companies to optimize our ViatarTM Collection System for Molecular Analysis to their process flow, and we intend to enter into additional such collaborations in the coming year. These activities will help facilitate market adoption of that product, and we anticipate having to complete various studies with clinical samples to demonstrate its efficacy. We will also seek to publish the results of those studies in peer-reviewed scientific journals. Our ability to complete such clinical studies, as well as to perform clinical studies for the ViatarTM Therapeutic Oncopheresis System is dependent on our ability to foster strong collaborative relationships with cancer researchers, other CTC technology platform companies, and companies which make DNA sequencing equipment or perform such services; to conduct the appropriate clinical studies; and to obtain favorable clinical data.

For the years ended December 31, 2014 and 2013, we generated $9,000 and $0 from commercial sales, respectively. Assuming we are successful in completing development activities for the ViatarTM Collection System for Molecular Analysis, we expect to generate revenues during 2016 from sales of that product. However, significant revenues and growth will depend on market adoption of that product. Similarly, assuming we are successful in completing development activities for the ViatarTM Therapeutic Oncopheresis System, we expect to generate revenues in 2016; however, significant revenues and growth will depend on clinical studies showing its efficacy in mitigating the spread and growth of metastatic tumors and regulatory approval in the US.

Our operating expenses consist of general and administrative; research and development; clinical and regulatory; and business development. These expenses principally consist of personnel costs, outside services (such as cost of supporting clinical studies and regulatory consultants), laboratory equipment and consumables, rent and overhead, and legal and accounting fees. All of these expense categories will increase in the near-term, principally as a result of hiring additional personnel and contracting with outside engineering firms to complete the development of our two products; expanding the range and scope of clinical trials (both with cancer researchers as well as companies we collaborate with); hiring additional personnel to handle business development, sales and marketing activities; and hiring additional personnel or outside services to handle administrative functions.

We expect there to be an element of seasonality to our business, as research activities and patient treatment or monitoring with CTC-based tests is likely to decline during vacation and holiday seasons. We expect this trend of seasonality to continue for the foreseeable future.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and make various assumptions, which management believes to be reasonable under the circumstances, which form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The notes to our financial statements, which are included elsewhere in this report, contain a summary of our significant accounting policies. We consider the accounting policies discussed below as being critical to the understanding of our current and future results of our operations.

Revenue Recognition

We plan to recognize revenue in accordance with ASC 605, Revenue Recognition, and ASC 954-605, Health Care Entities, Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. For contract partners, revenue is recorded based upon the contractually agreed upon fee schedule. When assessing collectability, we will consider whether we have sufficient payment history to reliably estimate a payor’s individual payment patterns.

Accounts Receivable and Bad Debts

We will carry accounts receivable at original invoice amounts, less an estimate for doubtful receivables, based on a review of all outstanding amounts on a periodic basis. The estimate for doubtful receivables will be determined from an analysis of the accounts receivable on a quarterly basis, and be recorded as bad debt expense. Since we will only recognize revenue to the extent we expect to collect such amounts, bad debt expense related to receivables from product revenue will be recorded in general and administrative expense in the statements of operations. Accounts receivable will be written off when deemed uncollectible. Recoveries of accounts receivable previously written off will be recorded when received.

Stock-Based Compensation Expense

In December 2004, the FASB issued ASC 718, Compensation – Stock Compensation, or ASC 718. Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. As such, compensation cost is measured on the date of grant at fair value. The Company amortizes such compensation amounts, if any, over the respective vesting periods of the award. The Company uses the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, that requires the input of highly complex and subjective variables, including the expected life of the award and the expected stock price volatility over a period equal to or greater than the expected life of the award.

Equity instruments (“instruments”) issued to anyone other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC 505, Equity Based Payments to Non-Employees, or ASC 505, defines the measurement date and recognition period for such instruments. In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

The Company recognizes the compensation expense for all share-based compensation granted based on the grant date fair value estimated in accordance with ASC 718. The Company generally recognizes the compensation expense on a straight-line basis over the employee’s requisite service period.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The standard is effective for the Company beginning January 1, 2017. The Company is currently evaluating which method it will use and the revenue recognition impact this guidance will have once implemented.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The guidance in ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities.

The accounting standards update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. ASU 2014-10, effective the first annual period beginning after December 15, 2014, will no longer require the presentation and disclosure requirements in Topic 915. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. The Company adopted this ASU during the quarter ended September 30, 2014. Upon adoption of this ASU, the Company eliminated the inception-to-date information in the consolidated statements of operations, cash flows and shareholders’ deficit and no longer label the financial statements as those of a company in the developmental stage.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Years Ended December 31, 2014 and 2013

The following table sets forth certain information concerning our results of operations for the periods shown:

	Year Ended December 31,		Change
	2014	2013	Dollars	Percent
Revenue
Sales	$9,000	$-	$9,000	100%
Expenses
Research and Development
Research and Development	1,213,861	580,019	633,842	109%
Clinical & Regulatory	91,298	102,130	(10,832)	(11)%
Total R&D	1,305,159	682,149	623,010	91%
General and Administrative
General and Administrative	2,031,394	440,967	1,590,427	361%
Business Development	49,542	104,260	(54,718)	(52)%
Total G&A	2,080,936	545,227	1,535,709	282%
Total Expenses	$3,386,095	$1,227,376	$2,158,719	176%

Revenue

Commercial sales of $9,000 for the year ended December 31, 2014 arose in connection with evaluation testing of our filters being conducted by a diagnostic CTC company.  We do not expect to achieve significant sales until we obtain product certification or negotiate a commercial relationship for volume purchases of filters which would be integrated into other companies’ diagnostic CTC products.

Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of two categories of expenses: (i) research and development; and (ii) clinical trial and regulatory expenses.

R&D Expenses

The R&D component of this category was $1,213,861 for the year ended December 31, 2014, an increase of $633,842 or 109%, compared with $580,019 for the year ended December 31, 2013. The largest component of that increase-$476,610—was due to the expensing of restricted and unrestricted stock awards to employees issued pursuant to the 2014 Equity Incentive Plan.  The balance of that increase-$157,232—was due to higher staffing levels and the purchase of supplies and equipment to support the oncology program, including installation of an on-site biological testing laboratory during the year ended December 31, 2014.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $91,298 for the year ended December 31, 2014, a decrease of $10,832, or 11%, compared with $102,130 for the year ended December 31, 2013.  The decrease was due to lower regulatory consulting and auditing costs incurred in 2014 in conjunction with obtaining and maintaining our ISO 13485 certification. This certification is a prerequisite for being a medical device manufacturer in Europe and Canada, and is one of several elements that will be needed in order to obtain FDA approval in the US.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of G&A and business development expenses.

G&A Expenses

G&A expenses were $2,031,394 for the year ended December 31, 2014, an increase of $1,590,427 or 361%, compared with $440,967 for the year ended December 31, 2013. The increase was due to financial advisory, legal and accounting expenses incurred in conjunction with financing and going public activities.

Business Development Expenses

Business development expenses were $49,542 for the year ended December 31, 2014, a decrease of $54,718, or 52%, compared with $104,260 for the year ended December 31, 2013. The decrease was due to participation in fewer meetings and events to attract new investors.

Other Income

Change in Value of Derivative Liability

The Company recorded a gain on the change in fair value of the Company’s embedded derivative liability of $1,800 during the year ended December 31, 2014 as compared to a gain of $16,200 during the year ended December 31, 2013. The change is mainly attributable to the fluctuation in the assumed market value of the Company’s stock price.

Interest Expense

Interest expense was $91,785 for the year ended December 31, 2014 compared to $0 for the year ended December 31, 2013. The current year expense is comprised of $85,758 for amortization of debt discount related to convertible debt and $6,027 of interest on debt.

Income Tax Benefit

Income tax (expense) benefit was $(732,550) for the year ended December 31, 2014, a decrease of $880,547 or 595%, compared with an income tax benefit of $147,997 for the year ended December 31, 2013. These amounts are the result of the reverse of a New York City biotech tax credit as discussed below.

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility and funds from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. Audit outcomes and the timing of the audit settlements are subject to uncertainty. If the New York City biotechnology tax credits are disallowed, the Company will have to repay the tax credits received, in aggregate of $626,887 plus interest. As of January 15, 2015, the City of New York ruled that the Company does not qualify for the tax credits and therefore owes a total liability of $732,550 which includes $105,663 of interest. As of December 31, 2014, the Company accrued $732,550 on the consolidated balance sheet. The Company intends to appeal the decision made by the City of New York. The Company is no longer eligible to participate in that program.

Net Loss

Net loss was $4,199,630 for the year ended December 31, 2014, an increase of $3,136,451 or 295%, compared with $1,063,179 for the year ended December 31, 2013. The increase was primarily due to higher expenses as discussed above.

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business by raising new capital. During the years ended December 31, 2014 and 2013 we raised approximately $830,000 and $445,000, respectively, through equity financing and $50,000 and $160,000, respectively, through debt financing. In addition, we received $50,000 and $0 from the exercise of warrants and $150,000 and $0 from the promissory note for common stock subscription during the years ended December 31, 2014 and 2013, respectively. We also received approximately $148,000 and $242,000, respectively, of income tax refunds during the years ended December 31, 2014 and 2013, respectively.

We have yet to generate significant revenues. As a result, we have incurred significant net losses and significant negative cash flows from operations since our inception. Our ability to continue as a going concern relies on the continued availability of funds from equity and debt financing and other sources. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In January 2015 we received a commitment from an existing shareholder to provide $1.5 million of financing by February 28, 2016.  That amount should be sufficient to fund our operations for 2015.  As of March 30, 2015, we received $525,000 from the sale of common stock to accredited investors at an average price of $1.64 per share.  No warrants or commissions were paid.  We anticipate raising additional funds during 2015 to fund operations for 2016. In addition we received $641,939 as payoff of notes originally issued to purchase common stock and accrued interest.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $1,115,418 for the year ended December 31, 2014, compared to net cash used in operating activities of $600,876 for the year ended December 31, 2013. The change in cash used in operating activities was a result of the overall increase in expenses, including $2,027,673 of stock-based compensation for the year ended December 31, 2014 compared to $100,000 for the year ended December 31, 2013.

In all periods, the primary use of cash in operating activities was to fund operations.

Cash Used in Investing Activities

Inasmuch as we expense all purchased assets used in research and development activities, there was no cash used in investing activities in 2014 or 2013.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,080,000 for the year ended December 31, 2014, compared to net cash provided by financing activities of $605,000 for the year ended December 31, 2013. Our primary source of financing in all periods consisted of equity capital contributed by current and new investors as well as debt financing from various lenders. Our ability to continue as a going concern relies on the continued availability of financing from these and other sources.

Contingencies

We are currently under audit by New York City authorities for the 2011, 2012 and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility and funds from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. Audit outcomes and the timing of the audit settlements are subject to uncertainty. If the New York City biotechnology tax credits are disallowed, we will have to repay the tax credits received, in aggregate of $626,887 plus interest. As of January 15, 2015, the City of New York ruled that the Company does not qualify for the tax credits and therefore owes a total liability of $732,550 which includes $105,663 of interest. As of December 31, 2014, the Company accrued $732,550 on the consolidated balance sheet. The Company intends to appeal the decision made by the City of New York.

Subsequent Events

During January 2015, the Company received $641,939 for the payoff of notes originally issued to purchase common stock receivable and all accrued interest.

During January 2015, the Company borrowed $50,000 from a former member of the board of managers pursuant to an interest free demand promissory note and issued a warrant to purchase 50,000 shares of Common Stock at $1 per share, expiring in 2020. The Company later repaid $100,000 of demand promissory notes to that person, which represents the entire principal balance of those notes ($50,000 outstanding at December 31, 2014 as well as the additional $50,000 borrowed in January 2015).

On February 2, 2015, the Company cancelled 344,196 shares of restricted Common Stock which were held in escrow as consideration for services in connection with an equity raise in 2014.

During March 2015, the Company issued 92,000 shares of Common stock to its counsel and consultants as consideration of legal and financing services.

On March 19, 2015, the Company issued an aggregate of 370,000 shares of Common Stock under the 2014 Equity Incentive Plan to two employees as compensation for services.

In January 2015 we received a commitment from an existing shareholder to provide $1.5 million of financing by February 28, 2016.  As of March 30, 2015, we received $525,000 from the sale of common stock to accredited investors at an average price of $1.64 per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Viatar CTC Solutions Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Viatar CTC Solutions, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Viatar CTC Solutions, Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  Viatar CTC Solutions, Inc. and Subsidiary’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viatar CTC Solutions, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated any significant revenues to date, has incurred net losses and negative cash flows from operations and has a working capital deficiency at December 31, 2014.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

March 31, 2015

Viatar CTC Solutions Inc. and Subsidiary
Consolidated Balance Sheets
	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 31,351	$ 66,769
Tax refund receivable	-	147,997
TOTAL ASSETS	$ 31,351	$ 214,766

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 290,210	$ 469,700
Accrued income tax liability	732,550	-
Demand note payable	50,000	60,000
Convertible note payable	93,495
Derivative liability	-	10,800
Total current liabilities	1,166,255	540,500

Convertible note payable, net	-	73,980
TOTAL LIABILITIES	1,166,255	614,480

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Series A preferred stock, $.001 par value, 20,000,000 shares authorized, 4,000,000 shares issued and outstanding at
December 31, 2014 and 2013, respectively	4,000	4,000
Common stock, $.001 par value, 100,000,000 shares authorized,
16,814,426 and 14,496,561 shares issued and outstanding at
December 31, 2014 and 2013, respectively	16,815	14,497
Common stock subscription and interest receivable	(605,475)	(721,782)
Additional paid-in capital	17,611,374	14,265,710
Accumulated deficit	(18,151,789)	(13,952,470)
Total stockholders' deficit	(1,125,075)	(390,045)
Noncontrolling interest	(9,829)	(9,669)

TOTAL STOCKHOLDERS' DEFICIT	(1,134,904)	(399,714)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 31,351	$ 214,766

See note to consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary
Consolidated Statements of Operations
	For the Year Ended December 31,
	2014	2013
REVENUE
Sales	$ 9,000	$ -

EXPENSES
Research and development	1,305,159	682,149
General and administrative	2,080,936	545,227
TOTAL EXPENSES	3,386,095	1,227,376

OTHER INCOME (EXPENSE)
Change in value of derivative liability	1,800	16,200
Interest expense	(91,785)	-
TOTAL OTHER INCOME (EXPENSE)	(89,985)	16,200

NET LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(3,467,080)	(1,211,176)
Income tax (expense) benefit	(732,550)	147,997

NET LOSS	(4,199,630)	(1,063,179)
Net loss attributable to noncontrolling
interest in consolidated subsidiary	(311)	(198,318)

NET LOSS ATTRIBUTABLE TO
STOCKHOLDERS	$ (4,199,319)	$ (864,861)
LOSS PER COMMON SHARE -
BASIC AND DILUTED:
Net Loss Attributable to Common Stockholders	(0.26)	(0.06)
Weighted Average Shares	15,853,810	14,169,645

See note to consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary
Consolidated Statements of Stockholders’ Deficit For the Years Ended December 31, 2014 and 2013
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscription and Interest	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Deficit
Balance, January 1, 2013	4,000,000	$ 4,000	13,728,140	$ 13,728	$ (574,927)	$ 13,608,339	$ (13,087,609)	$ (36,469)	$ (60,346)	$ (96,815)
Issuance of stock and warrants, net of offering costs of $117,004	-	-	462,004	462	-	554,538	-	555,000	-	555,000
Issuance of warrants with notes	-	-	-	-	-	32,525	-	32,525	-	32,525
Receivable from issuance of stock	-	-	140,000	140	(210,000)	(140)	-	(210,000)	-	(210,000)
Receipt of promissory note	-	-	-	-	100,000	-	-	100,000	-	100,000
Issuance of stock for license	-	-	14,605	15	-	14,590	-	14,605	-	14,605
Issuance of stock for patent expenses	-	-	51,812	52	-	51,760	-	51,812	-	51,812
Issuance of stock for services	-	-	100,000	100	-	99,900	-	100,000	-	100,000
Interest on common stock receivable	-	-	-	-	(36,855)	36,855	-	-	-	-
Acquisition of non-controlling interest	-	-	-	-	-	(132,657)	-	(132,657)	132,657	-
Contribution of services from noncontrolling interest	-	-	-	-	-	-	-	-	116,338	116,338
Net loss	-	-	-	-	-	-	(864,861)	(864,861)	(198,318)	(1,063,179)
Balance, December 31, 2013	4,000,000	4,000	14,496,561	14,497	(721,782)	14,265,710	(13,952,470)	(390,045)	(9,669)	(399,714)

Issuance of stock and warrants, net of offering costs of $93,750	-	-	671,250	671	-	829,329	-	830,000	-	830,000
Issuance of warrants with notes	-	-	-	-	-	21,381	-	21,381	-	21,381
Issuance of stock upon exercise of warrants	-	-	50,000	50	-	49,950	-	50,000	-	50,000
Issuance of stock and warrants upon conversion of demand note	-	-	60,000	60	-	104,802	-	104,862	-	104,862
Issuance of stock for license	-	-	29,731	30	-	29,701	-	29,731	-	29,731
Issuance of stock for services	-	-	941,063	941	-	1,550,122	-	1,551,063	-	1,551,063
Issuance of stock to settle liability	-	-	195,821	196	-	241,446	-	241,642	-	241,642
Issuance of stock per incentive plan	-	-	370,000	370	-	476,240	-	476,610	-	476,610
Transfer from derivative liability classification to equity classification	-	-	-	-	-	9,000		9,000		9,000
Interest on common stock receivable	-	-	-	-	(33,693)	33,693	-	-		-
Receipt of promissory note	-	-	-	-	150,000	-	-	150,000	-	150,000
Contribution of services from noncontrolling interest	-	-	-	-	-	-	-	-	151	151
Net loss	-	-	-	-	-	-	(4,199,319)	(4,199,319)	(311)	(4,199,630)
Balance, December 31, 2014	4,000,000	$ 4,000	16,814,426	$ 16,815	$ (605,475)	$ 17,611,374	$ (18,151,789)	$ (1,125,075)	$ (9,829)	$ (1,134,904)

See note to consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary
Consolidated Statements of Cash Flows
	For the Year Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,199,630)	$ (1,063,179)
Adjustments to reconcile net loss to net cash used in
operating activities:
Issuance of stock for patent expenses	-	51,812
Issuance of stock for services	2,027,673	100,000
Contribution of services from noncontrolling interest	29,882	130,943
Amortization of discount on debt	85,758	6,505
Change in derivative liability	(1,800)	(16,200)
Changes in operating assets and liabilities:
Tax refund receivable	147,997	94,019
Accrued expenses	62,152	95,224
Accrued income tax expense	732,550	-
Net cash used in operating activities	(1,115,418)	(600,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand note payable	50,000	60,000
Proceeds from convertible note payable	-	100,000
Proceeds from promissory note for common stock subscription	150,000	-
Issuance of stock and warrants	830,000	445,000
Proceeds from the exercise of warrants	50,000	-
Net cash provided by financing activities	1,080,000	605,000

Net increase (decrease) in cash and cash equivalents	(35,418)	4,124

Cash and cash equivalents - beginning of the period	66,769	62,645
Cash and cash equivalents - end of the period	$ 31,351	$ 66,769

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,000	$ 2,000

Supplemental disclosure of non-cash financing activities:
Conversion of demand note payable to common stock	$ 60,000	$ -
Transfer from derivative liability classification to equity classification	$ 9,000	$ -
Issuance of stock for settlement of payable	$ 241,642	$ -
Promissory notes received from issuance of stock	$ -	$ 110,000
Discount on debt issued with warrants	$ 21,381	$ 32,525

See note to consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

1.

NATURE OF OPERATIONS AND GOING CONCERN

Viatar CTC Solutions Inc., formerly known as Vizio Medical Devices LLC (“Vizio”), and Subsidiary is a development stage company focused on medical devices for oncology applications which remove circulating tumor cells for diagnostic and therapeutic purposes.

Vizio was a Delaware limited liability company with perpetual duration that was formed on December 18, 2007. On February 25, 2014, Vizio converted to a Delaware C corporation and changed its name to Viatar CTC Solutions Inc. (“Viatar CTC Solutions”).

Viatar CTC Solutions conducts all of its operations through its subsidiary, Viatar LLC (the “Subsidiary”). The Subsidiary was formed on September 23, 2010 as a Delaware limited liability company with perpetual duration.

Viatar CTC Solutions and Vizio are together referred to as the “Company”.

Since inception, the Company has not generated significant revenues. As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $4,199,630 and $1,115,418, respectively, for the year ended December 31, 2014. As of December 31, 2014 the Company had a working capital deficit and an accumulated deficit totaling $1,134,904 and $18,151,789, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including (a) obtaining funding, whether in the form of equity, or debt investments, licensing revenues, strategic collaboration payments or grants from government or other sources, (b) success in achieving its research and development goals, (c) obtaining regulatory approvals, and (d) gaining market acceptance and/or distribution or strategic partners for its products. The Company has raised approximately $13.9 million of equity capital since its inception, and management is continually pursuing additional funding sources.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and the Subsidiary and amounts related to a noncontrolling interest in the Company. The noncontrolling interest represents a 0.01% and 0.03% ownership in Viatar at December 31, 2014 and 2013, respectively. All significant intercompany accounts and transactions have been eliminated in consolidation.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the finanial statements and the reported amounts of income and expenses during the reporting period. Significant estimates subject to such estimates and assumptions include the valuation of debt and equity instruments issued for services and in connection with agreements and contracts entered in to by the Company. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Cash and cash equivalents are held in bank accounts and a money market fund that holds US government and agency bonds, and highly-rated securities issued by finance companies. Some of the funds held in bank accounts and the money market fund are not federally insured.

Research and Development

Research and development costs consist of ongoing testing and research and are expensed as incurred. Government grants received by the Company or Subsidiary for research and development are recorded as reductions of the related expenses in the period in which they are reported.

Derivatives

The Company evaluated its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassed to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liability at the fair value of the instrument on the reclassification date.

Income Taxes

In the ordinary course of business, there is inherent uncertainty in quantifying income tax positions. The Company assesses its income tax positions and records tax assets or liabilities for all years subject to examination based upon management’s evaluation of the facts and circumstances and information available at the reporting dates. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense or benefit.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2011.

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. As of December 31, 2014, the 2011, 2012, and 2013 tax refunds have been received for these amounts. Audit outcomes and the timing of the audit settlements are subject to uncertainty. If the New York City biotechnology tax credits are disallowed, the Company will have to repay the tax credits received, in aggregate of $626,887 plus interest. As of January 15, 2015, the City of New York ruled that the Company does not qualify for the tax credits and therefore owes a total liability of $732,550 which includes $105,663 of interest. As of December 31, 2014, the Company accrued $732,550 on the consolidated balance sheet. The Company intends to appeal the decision made by the City of New York.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

Stock-Based Compensation

In December 2004, the FASB issued ASC 718, Compensation – Stock Compensation, or ASC 718. Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. As such, compensation cost is measured on the date of grant at fair value. The Company amortizes such compensation amounts, if any, over the respective vesting periods of the award. The Company uses the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, that requires the input of highly complex and subjective variables, including the expected life of the award and the expected stock price volatility over a period equal to or greater than the expected life of the award.

Equity instruments (“instruments”) issued to anyone other than employees are recorded on the basis of the fair value of the instruments, as required by ASC 718. ASC 505, Equity Based Payments to Non-Employees, or ASC 505, defines the measurement date and recognition period for such instruments. In general, the measurement date is when either (a) a performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in ASC 505.

The Company recognizes the compensation expense for all share-based compensation granted based on the grant date fair value estimated in accordance with ASC 718. The Company generally recognizes the compensation expense on a straight-line basis over the employee’s requisite service period.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had the following potential common stock equivalents at December 31, 2014:

Common stock - restricted	370,000
Common stock warrants, exercise price range of $1.00-$2.00	485,000
Total common stock equivalents	855,000

The Company had the following potential common stock equivalents at December 31, 2013:

Common stock - restricted	-
Common stock warrants, exercise price range of $1.00-$2.00	275,000
Total common stock equivalents	275,000

Since the Company reflected a net loss during the years ended December 31, 2014 and 2013, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard supersedes a majority of existing revenue recognition guidance under US GAAP, and requires companies to recognize revenue when it transfers goods or services to a customer in an amount that reflects the consideration to which a company expects to be entitled. Companies may need to use more judgment and make more estimates while recognizing revenue, which could result in additional disclosures to the financial statements. Topic 606 allows for either a “full retrospective” adoption or a “modified retrospective” adoption. The standard is effective for the Company beginning January 1, 2017. The Company is currently evaluating which method it will use and the revenue recognition impact this guidance will have once implemented.

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The guidance in ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities.

The accounting standards update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. ASU 2014-10, effective the first annual period beginning after December 15, 2014, will no longer require the presentation and disclosure requirements in Topic 915. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. The Company adopted this ASU during the quarter ended September 30, 2014. Upon adoption of this ASU, the Company eliminated the inception-to-date information in the consolidated statements of operations, cash flows and shareholders’ deficit and no longer label the financial statements as those of a company in the developmental stage.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements-Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

3.

CONVERTIBLE NOTE PAYABLE

In April 2013, the Company borrowed $100,000 in exchange for a 4% convertible promissory note due April 30, 2015 and a five-year warrant to purchase 50,000 shares of common stock at $2 each. The note is convertible at any time prior to maturity at the option of the holder into 50,000 shares of common stock. The relative fair value of the warrant issued was $32,525 based on the Black-Scholes option pricing model. See Note 7 for assumptions utilized in fair value calculation. The fair value of the warrant was recorded as a discount and is being amortized over two years based on the straight line method, which approximates the effective interest method. The unamortized discount at December 31, 2014 and 2013 was $6,505 and $26,020, respectively. The note requires interest payments semi-annually.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

4.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC 820 for fair value measurements of its financial assets and liabilities. The accounting standard for fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The accounting standard established a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. This hierarchy prioritizes the inputs into three broad levels, as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's own assumptions used to measure assets and liabilities at fair value. An asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company’s financial instruments measured at fair value on a recurring basis consisted of the following at December 31, 2014 and 2013:

Total Carrying Value at December 31, 2014
	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$ -	$ -	$ -

Total Carrying Value at December 31, 2013
	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$ -	$ -	$ 10,800

The following is a summary of activity of Level 3 liabilities for the year ended December 31, 2014:

Balance at December 31, 2013	$ (10,800)
Reclassified to equity when liability ceased to exist	9,000
Change in fair value during the year ended December 31, 2014	1,800
Balance at December 31, 2014	$ -

The Company estimates the fair value of the derivative liability utilizing the Black-Scholes option pricing model, which is dependent upon several variables such as the expected note term, expected volatility of its stock price over the expected note term, expected risk-free interest rate over the expected note term, and the expected dividend yield rate over the expected note term. The Company believes this valuation methodology is appropriate for estimating the fair value of the liability.

The carrying value of the Company’s other financial assets and liabilities approximates fair value at December 31, 2014 and 2013.

5.

COMMITMENTS AND CONTINGENCIES

In 2012, Viatar CTC Solutions sued Bridgemedica in New York State Supreme Court for $1.5 million of damages arising from breach of contract and other claims relating to non-performance under various engineering development contracts. Bridgemedica counterclaimed for $179,000 for delinquent payments.

On April 8, 2014, the Company settled with Bridgemedica. The Company issued 150,000 shares of common stock and paid four installments totaling $20,000 cash to Bridgemedica. At December 31, 2014 and 2013, accrued expenses on the consolidated balance sheets included $0 and $168,593 payable to Bridgemedica, respectively.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

In June 2012, the Company has entered into an operating lease for its office space for $3,103 per month through June 2015 with a three renewal option extending to June 2018. The future minimum rental payments to be paid under the non-cancelable operating lease in effect at December 31, 2014 are $18,620.

6.

RELATED PARTY TRANSACTIONS

In January 2013, the Company borrowed an aggregate of $60,000 in exchange for an interest free demand note from a member of the board of managers. In February 2014, the demand note was converted into 60,000 shares of common stock and a warrant to purchase 60,000 shares of common stock at $1 per share, expiring in 2019.

In December 2014, the Company borrowed an aggregate of $50,000 in exchange for an interest free demand note from a former member of the board of managers. In addition, warrants to purchase 50,000 shares of common stock at $1.00 per share were granted to the lender. The warrants expire in 2019 and have an exercise price of $1.00. The relative fair value of the warrant issued was $21,381 based on the Black-Scholes option pricing model. See Note 7 for assumptions utilized. As a result of this transaction, the Company recorded a debt discount and corresponding amortization expense of $21,381. The loan was repaid in January 2015.

7.

STOCKHOLDERS’ EQUITY (DEFICIT)

On February 25, 2014, the Company converted from a limited liability company to a C corporation pursuant to Delaware law, and changed its name from Vizio Medical Devices LLC to Viatar CTC Solutions Inc. Each Class A member unit was converted into one share of common stock and each Class B member unit was converted into one share of Series A Preferred Stock (the “Preferred Stock”). Each warrant to purchase Class A member units was converted into one warrant to purchase one share of common stock. The 2010 Incentive Plan was amended to provide for the issuance of common stock instead of Class B member units, and 3,000,000 shares of common stock are reserved for future issuance.

The Company’s capital structure consists of the authorization to issue 100,000,000 shares of common stock and 20,000,000 shares of Preferred Stock, which may be issued in series as designated by the Board of Directors. Each series of Preferred Stock shall have such voting and other rights as designated at the time of establishment by the Board of Directors.

Each issued share of common stock and Preferred Stock has one vote and the approval of a majority of the Preferred Stock, voting as a separate class, is required to approve any corporate action. The Preferred Stock is entitled to participate in dividends, rights issuances and property distributions on the same terms that the Class B member units had since the formation of the Company; namely, 20% of the dividends, rights and property distributed to common stockholders. Upon liquidation of the Company, the Preferred Stock is entitled to 20% of the liquidation value, subject to a priority $13,470,000 allocation to the common shares. This formulation preserves the right of the former Class B member units to participate in profits once the holders of Class A member units recouped their aggregate capital contributions.

As of February 25, 2014, immediately following the conversion of the Company from a limited liability company to a C corporation, 15,196,292 shares of common stock and 4,000,000 shares of Preferred Stock were issued and outstanding. Also as of that date, 410,000 shares of common stock were reserved for issuance pursuant to warrants at prices ranging from $1 to $2 per share and expiring in 2014 through 2019.

As of December 31, 2014, 16,814,426 shares of common stock and 4,000,000 shares of Preferred Stock were issued and outstanding. Also as of that date, 485,000 shares of common stock were reserved for issuance pursuant to warrants at prices ranging from $1 to $2 per share and expiring in 2017 through 2020.

During the year ended December 31, 2014 and 2013, Viatar CTC Solutions issued an aggregate of 0 and 140,000 shares of common stock, respectively, in exchange for $0 and $210,000, respectively, of secured promissory notes in principal amounts at 5% due December 31, 2014. During the year ended December 31, 2014, the Company received $150,000 for a promissory note for common stock subscription. As of December 31, 2014 and 2013, the outstanding note balance was $605,475 and $721,782, respectively. During January 2015, the Company received $641,939 for the payoff of notes originally issued to purchase common stock receivable and all accrued interest.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

During the year ended December 31, 2014 and 2013, the Company issued 29,731 and 14,605 of common stock, respectively, to Aquamarijn Microfiltration BV (“Aquamarijn”), the holder of the noncontrolling interest pursuant to an anti-dilution adjustment agreement originating in 2010 in consideration for the grant of the license of intellectual property and in lieu of cash royalty payments. The shares were valued at the grant date value of $1.00 per share based upon the most recent issuance price at the time of issuance and immediately recorded as stock-based compensation to general and administrative expenses of $29,732 and $14,605, respectively. The agreement provided for the issuance of additional common stock as is necessary for Aquamarijn to maintain a 2% ownership interest in the Company. The derivative liability associated with the anti-dilution adjustment was $0 and $10,800 at December 31, 2014 and 2013, respectively. The Company estimated the fair value of the derivative liability using a probability weighted approach that considered the possible outcomes based on assumptions related to the timing and probability of expected capital raises and product approval. The 2010 agreement providing for the anti-dilution adjustment was terminated as of August 21, 2014 and the derivative liability ceased to exist and was therefore reclassified to equity.

During the year ended December 31, 2014, Viatar CTC Solutions raised $830,000 through the issuance of 671,250 shares of common stock at prices ranging from $1 to $2 each, of which 93,750 shares were issued as offering costs.

During the year ended December 31, 2014 and 2013, the Company issued an aggregate of 260,000 and 200,000 warrants, respectively, in connection with the sale of common stock. The warrants are not transferable without prior written consent of the Company. The warrants are exercisable at prices ranging from $1 to $2 each and expire between 2014 and 2019. The fair value of the warrants issued in the year ended December 31, 2014 and 2013 were $162,476 and $101,805, respectively, based on the Black-Scholes option pricing model. See below for assumptions used for value calculations. During the year ended December 31, 2014, 50,000 warrants were exercised for $50,000 and 50,000 shares of common stock.

During the year ended December 31, 2014 and 2013, the Company expensed an aggregate of $1,551,063 and $100,000, respectively, on the consolidated statements of operations for stock-based compensation for services provided:

(i) During the year ended December 31, 2014, professional advisory firms were paid $35,000, issued 231,063 shares, and an additional 344,196 shares are restricted and held in escrow for 12 months for financial and legal services related to the conversion to a C corporation and a planned equity offering. The shares issued to these firms were valued at $1 per share totaling $231,063 which have been expensed to general and administrative on the consolidated statements of operations as no equity was raised from the offering, which closed in June 2014. No shares were issued in the year ended December 31, 2013 for the cost of raising equity.

(ii) For each of the years ended December 31, 2014 and 2013, 100,000 shares of common stock were issued for annual service by the non-officer board of managers. The shares were valued at the grant date value of $1.00 per share based upon the most recent issuance price at the time of issuance and immediately recorded as stock-based compensation to general and administrative expenses. As of December 31, 2014 and 2013, $100,000 in stock-based compensation has been expensed on the consolidated statements of operations.

(iii) On December 22, 2014, the Company issued 15,000 shares for compensation for market research services provided by a consultant. The shares were valued at the grant date value of $2.00 per share based upon the most recent issuance price at the time of issuance and the Company expensed an aggregate $30,000 as stock-based compensation to general and administrative expenses.

(iv) On October 8, 2014, the Company issued 595,000 shares of Common stock to holders of fully vested Preferred Stock. The Company expensed an aggregate $1,190,000 as stock-based compensation to general and administrative expenses.

During 2014, the Company issued 195,821 shares of Common stock to settle outstanding liabilities. The shares were valued at the grant date value and the Company expensed an aggregate $241,642 on the consolidated statements of operations. These issuances resulted in the cancellation of all outstanding payables.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2013	75,000	$1.00
Exercisable – January 1, 2013	-	$-
Granted	200,000	$1.75
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – December 31, 2013	275,000	$1.55
Exercisable – December 31, 2013	-	$-
Granted	260,000	$1.29
Exercised	(50,000)	$-
Forfeited/Cancelled	-	$-
Outstanding – October 31, 2014	485,000	$1.46
Exercisable – October 31, 2014	-	$-

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.00	485,000	3.80 years	$1.46	-	$-

The following table summarizes the range of assumptions the Company utilized to estimate the fair value of the convertible note and warrants, and derivative liability during the years ended:

Assumptions	December 31, 2014	December 31, 2013

Expected term (years)	5.00	5.00
Expected volatility	100%	100%
Risk-free interest rate	1.63-1.73%	1.79%
Dividend yield	0.00%	0.00%

The expected warrant term is based on the remaining contractual term. The expected volatility is based on historical-volatility of peer entities whose stock prices were publicly available. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related warrant at the valuation date. Dividend yield is based on historical trends.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

8.

INCOME TAXES

For the periods from inception, December 18, 2007 through the date of conversion to a C corporation on February 25, 2014, the Company reported its income under Vizio Medical Devices LLC, a limited liability company. As a result, the Company’s income for federal and state income tax purposes were reportable on the tax returns of the individual partners. Accordingly, no recognition has been made for federal or state income taxes in the accompanying financial statements of the Company through the date of conversion.

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2014, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  The Company's 2013, 2012 and 2011 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company's Federal, State or local tax returns are currently under examination, except as noted below in regards to the New York City tax audit.

Components of deferred tax assets are as follows:

	December 31,
	2014	2013
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$4,922,166	$4,641,692
Stock-based compensation	623,229	56,582
Change in value of derivative liability	(612)	(5,508)
Less valuation allowance	(5,544,783)	(4,692,766)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31,
	2014	2013
U.S. statutory federal tax rate	(34.0%)	(34.0%)

Shares issued for services	13.6%	6.5%

Change in fair value of derivative liability	(0.0%)	(0.6%)

Change in valuation allowance	20.4%	28.1%

Effective income tax rate	0.0%	0.0%

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. As of December 31, 2014, the 2011, 2012, and 2013 tax refunds have been received for these amounts. Audit outcomes and the timing of the audit settlements are subject to uncertainty. If the New York City biotechnology tax credits are disallowed, the Company will have to repay the tax credits received, in aggregate of $626,887 plus interest. As of January 15, 2015, the City of New York ruled that the Company does not qualify for the tax credits and therefore owes a total liability of $732,550 which includes $105,663 of interest. As of December 31, 2014, the Company accrued $732,550 on the consolidated balance sheet. The Company intends to appeal the decision made by the City of New York.

9.

RESEARCH AND DEVELOPMENT COSTS AND GRANT

In 2011, the National Institutes of Health (“NIH”) issued a grant for an aggregate of $1.95 million for research and development of a medical device for dialysis patients, as a Phase II award under the U.S. government’s Small Business Technology Transfer program. The grant expired in September 2014. Vivonics, Inc. (an engineering firm) was the official grant recipient, Columbia University was the academic partner, and the Company was the commercialization partner. During the years ended December 31, 2014 and 2013, Vivonics paid $0 and $39,000, respectively, to the Company under the NIH grant for research services.

10.

SUBSEQUENT EVENTS

During January 2015, the Company received $641,939 for the payoff of notes originally issued to purchase common stock receivable and all accrued interest.

During January 2015, the Company borrowed $50,000 from a former member of the board of managers pursuant to an interest free demand promissory note and issued a warrant to purchase 50,000 shares of common stock at $1 per share, expiring in 2020. The Company later repaid $100,000 of demand promissory notes, which represents the entire principal balance of those notes ($50,000 outstanding at December 31, 2014 as well as the additional $50,000 borrowed in January 2015).

On February 2, 2015, the Company cancelled 344,196 shares of restricted Common Stock which were held in escrow as consideration for services in connection with an equity raise in 2014.

During March 2015, the Company issued 92,000 shares of Common stock to its counsel and consultants as consideration of legal and financing services.

On March 19, 2015, the Company issued an aggregate of 370,000 shares of Common Stock under the 2014 Incentive Plan to two employees as compensation for services.

In January 2015 we received a commitment from an existing shareholder to provide $1.5 million of financing by February 28, 2016.  As of March 30, 2015, we received $525,000 from the sale of common stock to accredited investors at an average price of $1.64 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of Ilan Reich, our Chief Executive Officer and Chief Financial Officer (Principal executive and principal financial officers) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. This evaluation was conducted by Ilan Reich, the Company’s Chief Executive Officer and Chief Financial Officer. Based on our evaluation, we determined that, as of December 31, 2014, our internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management's assessment over financial reporting, management believes as of December 31, 2014, the Company's internal control over financial reporting was not effective due to the following deficiencies:

(i)

there are limited controls over information processing due to limited resources,

(ii)

a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP and

(iii)

a lack of segregation of duties to ensure adequate review of financial statement preparation.

Accordingly, as the result of identifying the above material weaknesses we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving funding for the Company's business operations.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Limitations on Controls

Management does not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During 2014, the Company engaged Brio Financial Group (“Brio”), an outsourced financial reporting firm to accommodate our continued growth and to leverage a deeper base of experience from multiple professionals in public company reporting, GAAP and tax accounting, financial modeling and general audit preparation services.

Other than the engagement of Brio, there were no additional material changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are our officers and directors as of the date of this Annual Report. Once directors and officers liability insurance becomes available to us at a reasonable and affordable price, we anticipate adding several independent directors with operational experience in finance and life sciences companies, as well as medical researchers and practitioners who specialize in oncology.  Until that time, Mr. Ilan Reich will continue to serve as the sole director.

Executive Officers & Directors	Position/Title	Age	Position Held Since
Ilan Reich	Chairman and Director, Chief Executive Officer and Chief Financial Officer	60	2008
Stephen Keaney	Vice President, Research & Development	53	2014

Ilan Reich has more than 15 years of CEO experience in medical device and instrumentation companies and has served as our Chairman and CEO since he founded the Company in 2008. From 2001 until 2007, Mr. Reich served as a corporate advisor on a variety of projects, including for RainDance Technologies (from 2006 to 2007), Warburg Pincus (2007), and Gabelli Partners (from 2005 to 2006). From 1998-2001, he served as Executive Vice President (between January 22, 1998 and December 22, 1998) a director (between January 22, 1998 and January 4, 2001), President (from December 22, 1998 to January 4, 2001) and Co-CEO (between March 8, 2000 and January 4, 2001) of Inamed Corporation, a medical device manufacturer of implants for plastic surgery, aesthetics and obesity.

Earlier, Mr. Reich served as a Vice President of Corporate and Business Development for a private equity investor. Mr. Reich began his career as a corporate and securities lawyer and spent approximately 8 years advising on more than 100 public company M&A transactions. Mr. Reich received his J.D. from Columbia University School of Law in 1979 (where he was an editor of the Columbia Law Review) and B.A. in political science from Columbia College in 1976. Mr. Reich brings to the Board executive leadership experience, extensive knowledge of the business and operation of the Company and industry expertise.

In 1986, Mr. Reich pleaded guilty to two counts of mail and securities fraud arising from his tipping confidential information to a third party at two intervals during 1980 to 1984 regarding merger and acquisition transactions in which Mr. Reich’s law firm was involved. Mr. Reich did not receive any compensation for providing that information. He paid a fine to the US Treasury, served a prison term, was disbarred as an attorney in New York, and consented to an injunction on future violations. In 1995, Mr. Reich was readmitted to the New York bar. Mr. Reich's career was the subject of a profile in Fortune Magazine in June 2007.

Stephen Keaney, has over 25 years of engineering, product development and regulatory experience in bringing medical devices from the design stage to market at a variety of major medical device companies. Mr. Keaney has been an employee of the Company since 2012 (with the title of Director of Research and Development) and was appointed Vice President of Research and Development in 2014. Prior to this, he served as a project manager for Volcano Corporation from 2008 to 2012, where he lead a cross functional team to develop a deflectable forward looking intravascular ultrasound catheter with radiofrequency ablation capabilities. During 2004 to 2008, Mr. Keaney worked as an R&D Manager at Boston Scientific Corporation. From 2003 to 2004, Mr. Keaney was a Director in Foster Corporation, where he managed a team of four engineers to provide engineering consulting services to medical and industrial clients. Before 2002, Mr. Keaney served as project manager/engineer for more than 10 years with CardiFocus, Inc. (from 2000 to 2002), Implemed, Inc. (from 1995 to 1999), and C.R. Bard, Inc. (from 1989 to 1994). Mr. Stephen received his B.S. in Plastics Engineering from the University of Massachusetts, Lowell and he has completed all course requirements to receive his D. Eng. in engineering from the University of Massachusetts, Lowell.

Board Committees and Independence

We are not required to have any independent members of the Board of Directors. As we do not have any board committees, the Board as a whole carries out the functions of audit, nominating and compensation committees.

Family Relationships

There are no family relationships between any of our executive officers, directors.

Involvement in Certain Legal Proceedings

Our sole officer and director has not been involved in any of the following events during the past ten years:

•

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have a code of ethics that applies to all employees, including the Company’s executive officers and directors.

Compensation Committee Interlocks and Insider Participation

None of the members of our Board except Mr. Reich is or has been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

As of the date of this report, we are not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our executive officers for the fiscal years 2013 and 2014.

Name and principal position	Year	Salary	Bonus	Stock awards		Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Ilan Reich Chief Executive	2013	$0	$0	$0		$0	$0	$0	$0	$0
Officer and Chairman	2014	$0	$0	$0		$0	$0	$0	$0	$0
Stephen Keaney	2013	$140,000	$14,000	$0		$0	$0	$0	$0	$154,000
Vice President (1)	2014	$175,231	$0	$500,000	(2)	$0	$0	$0	$0	$675,231

(1) Mr. Keaney has been an employee of the Company since 2012 and was appointed as a Vice President in 2014. His compensation in 2013 was for his services as an employee of the Company.

(2) In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to the officers during 2014, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The shares were valued at the grant date value of $2.00 per share based upon the most recent issuance price at the time of issuance or a total grant date fair value of $500,000. All shares of restricted stock that were issued and outstanding are being amortized over their respective vesting periods. The Company expensed an aggregate $386,364 during 2014 in relation to the awards granted to Mr. Keaney. For a description of the assumptions used to calculate the amounts in the table, see Note 2 – Summary of Significant Accounting Policies and Note 3—Stockholders’ Equity (Deficit) found in the Notes to Condensed Consolidated Financial Statements for the year ended December 31, 2014 in this report.

Employment Agreements

None.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2014.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Ilan Reich	0	0	0	0	-	0	0	0	0
Steven Keaney	0	0	0	0	-	0	0	125,000(1)	250,000 (2)

(1) Mr. Keaney was awarded 250,000 restricted shares of Common Stock under the 2014 Equity Incentive Plan on August 27, 2014 with the first installment of 125,000 shares to vest immediately and the remaining 125,000 shares to vest on April 15, 2015.

(2) The shares were valued at the grant date value of $2.00 per share based upon the most recent issuance price at the time of issuance.

Board Compensation

The following table provides information regarding compensation during the year ended December 31, 2014 earned by directors of Vizio Medical Devices LLC (until conversion into a corporation on February 25, 2014) who are not executive officers. None of those individuals currently serves on the Board of Directors.

Name	Fees earned or paid in cash ($)	Stock awards (1) ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Yaron Reich	0	50,000	0	0	0	0	50,000
Sumit Rai	0	50,000	0	0	0	0	50,000

(1) Represents 50,000 shares of Common Stock valued at $1.00 per share. Please see note 3 to the accompanying consolidated financial statements.

We anticipate that any new directors who are appointed once the Company obtains affordable directors and officers insurance will receive an annual retainer of $10,000 for attending up to six board and committee meetings either in person or telephonically with $250 per hour for additional board or committee meetings. In addition, we anticipate that they will receive 75,000 shares of Common Stock each year for services on the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of March 30, 2015.

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Ownership (1)		Percent Of Class (1) (2)
Principal Stockholders
Common Stock	I. Reich Family LP (4)	2,475,000		14.0%
Common Stock	Winchester Fund of Funds (5)	1,750,000		9.9%
Common Stock	Yaron Reich	1,130,000	(6)	6.3%
All Principal Stockholders as a Group		5,355,000		30.1%
Executive Officers and Directors
Common Stock	Ilan Reich	2,485,000	(7)	14.1%

Common Stock	Stephen Keaney	275,000		1.6%
All Executive Officers and Directors as a Group (two persons)		2,760,000		15.5%

Less than 1% of the outstanding shares of our Common Stock.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 30, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 17,641,176 shares of Common Stock outstanding as of March 30, 2015.

(3)	Unless otherwise noted, the address is c/o Viatar CTC Solutions Inc., 116 John Street, Suite 10, Lowell, Massachusetts 01852.

(4)	Mr. Ilan Reich has sole voting and investment control over shares owned by the I. Reich Family LP. The address of this entity is 29 Clive Hills Rd., Short Hills, NJ 07078.

(5)	Mr. Ali Taj has voting and investment control over shares owned by Winchester Fund of Funds. The address of this entity is 1301 Dove Street, Suite 890, Newport Beach, CA 92660.

(6)	Includes 970,000 shares of Common Stock, and warrants to purchase 160,000 shares of Common Stock exercisable within 60 days. Mr. Yaron Reich is the brother of Mr. Ilan Reich.

(7)

Includes (i) 10,000 shares of Common Stock held directly by Mr. Ilan Reich, and (ii) 2,475,000 shares of Common Stock held by I. Reich Family LP, over which Mr. Ilan Reich holds voting and dispositive power through the corporate general partner.

Mr. Ilan Reich also owns 4,000,000 shares of our Series A Preferred Stock, representing 100% of the issued and outstanding shares of Series A Preferred Stock. Each share of Series A Preferred Stock is entitled to one vote on all matters submitted to stockholders for vote. For further information regarding Series A Preferred Stock, please see “Description of Securities” in our registration statements filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding Common Stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest in the past two fiscal years. We have no policy regarding entering into transactions with affiliated parties.

In January 2013, we borrowed an aggregate of $60,000 in exchange for a demand note from Mr. Yaron Reich, a former member of the board of managers of Vizio Medical Devices LLC and the brother of Mr. Ilan Reich, our Chairman and Chief Executive Officer. The loan was interest free. In February 2014 this note was converted into 60,000 shares of Common Stock and a warrant to purchase 60,000 shares of Common Stock at $1 per share, expiring in 2019.

In each of December 2014 and January 2015, we borrowed from Mr. Yaron Reich $50,000 in exchange for a demand note and a warrant to purchase 50,000 shares of Common Stock at $1 per share, expiring in 2019 and 2020, respectively. The loans are interest free. In January 2015, these loans were repaid in full.

Mr. Ilan Reich established the 2010 Equity Incentive Plan of Vizio Medical Devices LLC (“Vizio”), our predecessor, and funded the plan with 1,000,000 Class B Units owned by him. Those securities were converted into shares of Series A Participating Preferred Stock (“Series A Preferred Stock”) upon Vizio’s conversion into a corporation on February 25, 2014. Pursuant to the terms of the Company’s 2014 Equity Incentive Plan, the Company substituted shares of Common Stock of the Company for the vested shares of Series A Preferred Stock on a 1:1 basis; and those shares of Series A Preferred Stock automatically reverted back to Mr. Reich’s ownership. The purpose of this arrangement was to provide the holders with a security (Common Stock) which will be liquid and marketable, and to shift the burden of the employee stock plan to all shareholders in contemplation of the Company going public. In October 2014 we exchanged an aggregate of 595,000 shares of Series A Preferred Stock (originally issued by Vizio to seven people under the 2010 Equity Incentive Plan as Class B member units) for an aggregate of 595,000 shares of Common Stock and returned those exchanged shares to Mr. Ilan Reich, our Chairman and Chief Executive Officer, who was the managing member of Vizio (all as contemplated by the 2010 Equity Incentive Plan).

Policies and Procedures for Related Party Transactions

We do not have a formal written policy for the review and approval of transactions with related parties. Our Board is responsible for reviewing and approving or ratifying related-persons transactions.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the board of directors be independent.

Item 14. Principal Accounting Fees and Services.

Audit Fees

We incurred approximately $47,365 for professional services rendered by our registered independent public accounting firm, Rosenberg, Rich Baker Berman & Company during the fiscal year ended December 31, 2014 in connection with audit of our annual financial statements and the review of our quarterly financial statements included in the registration statement, as well as services that are normally provided in connection with statutory and regulatory filings or engagements. We did not incur any audit fees during the fiscal year ended December 31, 2013.

Audit-Related Fees

We did not incur any audit-related fees in the fiscal years ended December 31, 2013 and 2014.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2013 and 2014.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2013 and 2014.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Certificate of Conversion (1)

3.2	Certificate of Incorporation (1)

3.3	Certificate of Amendment (1)

3.4	Bylaws (1)

4.1	Specimen common stock certificate.(2)

4.2	Form of warrant (1)

10. 1	2014 Equity Incentive Plan and forms of agreements thereunder.(1)

10.2	Lease dated June 28, 2012, by and between Realty/Boott/Lowell, LLC and the Company*
14.1	Code of Ethics*

21.1	List of Subsidiaries (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

(1) Incorporated herein by reference the exhibits to the Company’s registration statement on Form S-1 filed with the SEC on October 27, 2014.

(2) Incorporated herein by reference the exhibits to the Company’s registration statement on Form S-1 filed with the SEC on November 26, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIATAR CTC SOLUTIONS INC.

Date: March 31, 2015	By:	/s/ Ilan Reich
Ilan Reich
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilan Reich	President, Chief Executive Officer, Chief Financial Officer,	March 31, 2015
Ilan Reich	Chairman of the Board of Directors
(Principal Executive Officer and Principal Accounting and Financial Officer)