Form 10-Q
period 2015-03-31
Viatar CTC Solutions Inc.
filed 2015-05-08
CIK 1616495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

£	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-199619

VIATAR CTC SOLUTIONS INC.

(Exact name of Company as specified in its charter)

Delaware	26-1581305
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

116 John Street, Suite 10, Lowell, Massachusetts	01852
(Address of principal executive offices)	(Zip Code)

(617) 299-6590
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	¨

Non-accelerated filer	¨	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ¨   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ¨    No ¨

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 7, 2015, there were 17,941,426 shares of $0.001 par value common stock issued and outstanding.

VIATAR CTC SOLUTIONS INC.

FORM 10-Q

INDEX

		Page

PART I.	Financial Information

	Item 1. Financial Statements (Unaudited).	4

	Item 2. Management’s Discussion and Analysis of Financial Condition and results of Operation.	5

	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	12

	Item 4. Controls and Procedures.	12

PART II.	Other Information

	Item 1. Legal Proceedings.	13

	Item 1A. Risk Factors.	13

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	13

	Item 3. Defaults Upon Senior Securities.	143

	Item 4. Mine Safety Disclosures.	13

	Item 5. Other Information.	14

	Item 6. Exhibits.	14

	Signatures	15

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

Viatar CTC Solutions Inc. and Subsidiary

Viatar CTC Solutions Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 608,176	$ 31,351
TOTAL ASSETS	$ 608,176	$ 31,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 217,590	$ 290,210
Accrued income tax liability	732,550	732,550
Demand note payable	-	50,000
Convertible note payable	-	93,495
Total current liabilities	950,140	1,166,255

Convertible note payable, net	98,374	-
TOTAL LIABILITIES	1,048,514	1,166,255

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Series A preferred stock, $.001 par value, 20,000,000 shares authorized, 4,000,000 shares issued and outstanding at
March 31, 2015 and December 31, 2014, respectively	4,000	4,000
Common stock, $.001 par value, 100,000,000 shares authorized,
17,597,426 and 16,814,426 shares issued and outstanding at
March 31, 2015 and December 31, 2014, respectively	17,598	16,815
Common stock subscription and interest receivable	-	(605,475)
Additional paid-in capital	18,815,920	17,611,374
Accumulated deficit	(19,267,862)	(18,151,789)
Total stockholders' deficit	(430,344)	(1,125,075)

Noncontrolling interest	(9,994)	(9,829)

TOTAL STOCKHOLDERS' DEFICIT	(440,338)	(1,134,904)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 608,176	$ 31,351

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary
Condensed Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2015	2014
REVENUE
Sales	$ 9,970	$ -

EXPENSES
Research and development	820,655	205,864
General and administrative	269,525	314,692

TOTAL EXPENSES	1,090,180	520,556

OTHER INCOME (EXPENSE)
Interest expense	(36,028)	(5,906)

TOTAL OTHER INCOME (EXPENSE)	(36,028)	(5,906)

NET LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(1,116,238)	(526,462)

Income tax (expense) benefit	-	-

NET LOSS	(1,116,238)	(526,462)

Net loss attributable to noncontrolling
interest in consolidated subsidiary	(165)	(52)

NET LOSS ATTRIBUTABLE TO
STOCKHOLDERS	$ (1,116,073)	$ (526,410)

LOSS PER COMMON SHARE -
BASIC AND DILUTED:
Net Loss Attributable to Common
Stockholders	$ (0.07)	$ (0.03)
Weighted Average Shares	17,020,815	15,287,285

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (1,116,238)	$ (526,462)
Adjustments to reconcile net loss to net cash used in
operating activities:
Issuance of stock for license	-	29,731
Issuance of stock for services	642,716	-
Contribution of services from noncontrolling interest	-	119
Amortization of discount on debt	36,028	4,879
Changes in operating assets and liabilities:
Accrued expenses	(72,620)	168,830

Net cash used in operating activities	(510,114)	(322,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand note	50,000	-
Repayment of demand notes	(100,000)	-
Proceeds from promissory note for common stock subscription	611,939	-
Issuance of stock and warrants	525,000	680,000
Net cash provided by financing activities	1,086,939	680,000

Net increase in cash and cash equivalents	576,825	357,097

Cash and cash equivalents - beginning of the period	31,351	66,769

Cash and cash equivalents - end of the period	$ 608,176	$ 423,866

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ 2,000

Supplemental disclosure of non-cash financing activities:
Conversion of demand note payable to common stock	$ -	$ 60,000
Issuance of stock for settlement of payable	$ -	$ 231,063
Discount on debt issued with warrants	$ 31,149	$ -

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary
Condensed Consolidated Statements of Stockholders' Deficit
For the Period Ended March 31, 2015

					Common Stock Subscription and Interest Receivable		Accumulated Deficit	Total
						Additional		Stockholders'
	Preferred Stock		Common Stock			Paid-in		Equity	Noncontrolling
	Shares	Amount	Shares	Amount		Capital		(Deficit)	Interest
Balance, December 31, 2014	4,000,000	$ 4,000	16,814,426	$ 16,815	$ (605,475)	$ 17,611,374	$ (18,151,789)	$ (1,125,075)	$ (9,829)

Issuance of stock, net of offering costs of $134,750			398,000	398	-	524,602	-	525,000	-

Issuance of warrants with demand notes	-	-	-	-	-	31,149	-	31,149	-

Issuance of stock per incentive plan	-	-	370,000	370	-	612,346	-	612,716	-
								-
Issuance of stock for services	-	-	15,000	15	-	29,985	-	30,000	-

Interest on common stock receivable					(6,464)	6,464		-

Cash received for common stock receviable and interest	-	-	-	-	611,939	-	-	611,939

Net loss							(1,116,073)	(1,116,073)	(165)
Balance, March 31, 2015	4,000,000	$ 4,000	17,597,426	$ 17,598	$ -	$ 18,815,920	$ (19,267,862)	$ (430,344)	$ (9,994)

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2015

(Unaudited)

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

Since inception, the Company has not generated significant revenues. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $1,116,238 and $510,114, respectively, for the three months ended March 31, 2015. As of March 31, 2015 the Company had a working capital deficit and an accumulated deficit totaling $341,964 and $19,267,862, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including (a) obtaining funding, whether in the form of equity, or debt investments, licensing revenues, strategic collaboration payments or grants from government or other sources, (b) success in achieving its research and development goals, (c) obtaining regulatory approvals, and (d) gaining market acceptance and/or distribution or strategic partners for its products. The Company has raised approximately $14.4 million of equity capital since its inception, and management is continually pursuing additional funding sources.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying unaudited condensed consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements contained herein have been prepared by the Company in accordance with GAAP for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2014.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viatar CTC Solutions, Viatar and amounts related to a noncontrolling interest in Viatar. The noncontrolling interest represents a 0.01% ownership interest in Viatar at March 31, 2015 and December 31, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates subject to such estimates and assumptions include the valuation of debt and equity instruments issued for services and in connection with agreements and contracts entered in to by the Company. Actual results could differ from those estimates.

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

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. As of March 31, 2015, the 2011, 2012, and 2013 tax refunds have been received for these amounts. As of January 15, 2015, the City of New York ruled that the Company does not qualify for the tax credits and therefore owes a total liability of $732,550 which includes $105,663 of interest. As of March 31, 2015, the Company accrued $732,550 on the consolidated balance sheet. The Company appealed the decision made by the City of New York. As of the filing date, no decision has been made regarding the appeal.

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

The Company had the following potential common stock equivalents at March 31, 2015:

Common stock warrants, exercise price range of $1.00-$2.00	535,000

The Company had the following potential common stock equivalents at March 31, 2014:

Common stock warrants, exercise price range of $1.00-$2.00	275,000

Since the Company reflected a net loss during the three months ended March 31, 2015 and 2014, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of this guidance on the condensed consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the condensed consolidated financial statements.

3.

CONVERTIBLE NOTE PAYABLE

In April 2013, the Company borrowed $100,000 in exchange for a 4% convertible promissory note due April 30, 2015 and a five-year warrant to purchase 50,000 shares of common stock at $2 each. The note is convertible at any time prior to maturity at the option of the holder into 50,000 shares of common stock. The relative fair value of the warrant issued was $32,525 based on the Black-Scholes option pricing model. See Note 7 for assumptions utilized in fair value calculation. The fair value of the warrant was recorded as a discount and is being amortized over two years based on the straight line method, which approximates the effective interest method. The unamortized discount at March 31, 2015 and December 31, 2014 was $1,626 and $6,505, respectively. The note requires interest payments semi-annually. In April 2015 the note and its related warrants were extended was extended for an additional two year period maturing in April 2017.

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

5.

COMMITMENTS AND CONTINGENCIES

In June 2012, the Company entered into an operating lease for its office space for $3,103 per month through June 2015 with a three renewal option extending to June 2018. The future minimum rental payments to be paid under the non-cancelable operating lease in effect at March 31, 2015 are $9,309. In April 2015, the Company extended its lease agreement with the landlord and increased the size of the space rented. The annual rent according to the amended lease shall be $91,050 per year payable in equal installments of $7,587, beginning July 2015. The amended lease is subject to a five year extension at the election of the Company.

6.

RELATED PARTY TRANSACTIONS

In January 2013, the Company borrowed an aggregate of $60,000 in exchange for an interest free demand note from a member of the board of managers. In February 2014, the demand note was converted into 60,000 shares of common stock and a warrant to purchase 60,000 shares of common stock at $1 per share, expiring in 2019. At the date of grant, the warrants had a fair value of $44,862.

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

In January 2015, the Company borrowed an aggregate of $50,000 in exchange for an interest free demand note from a former member of the board of managers. In addition, warrants to purchase 50,000 shares of common stock at $1.00 per share were granted to the lender. The warrants expire in 2020 and have an exercise price of $1.00. The relative fair value of the warrant issued was $31,149 based on the Black-Scholes option pricing model. See Note 7 for assumptions utilized. As a result of this transaction, the Company recorded a debt discount and corresponding amortization expense of $31,149. The loan was repaid in January 2015.

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

During the three months ended March 31, 2015, the Company issued an aggregate of 398,000 shares of Common Stock in connection with the sale of common stock for proceeds of $525,000 net of offering costs of $134,750.

During the three months ended March 31, 2015, the Company expensed an aggregate of $642,716 on the consolidated statement of operations for stock based compensation for services provided:

(i)

During March 2015, the Company issued 15,000 shares of fully vested Common stock to its counsel and as consideration of legal services. The Company expensed an aggregate of $30,000 as stock-based compensation to general and administrative expenses.

(ii)

On March 19, 2015, the Company issued an aggregate of 370,000 shares of Common Stock under the 2014 Incentive Plan to two employees as compensation for services. The shares have a grant date fair value of $647,500 based on a per share price of $1.75 and are subject to immediate vesting or vesting terms ranging from 1 to 2 years.

As of March 31, 2015, 17,597,426 shares of common stock and 4,000,000 shares of Preferred Stock were issued and outstanding. Also as of that date, 535,000 shares of common stock were reserved for issuance pursuant to warrants at prices ranging from $1 to $2 per share and expiring in 2017 through 2020.

During January 2015, the Company received $611,939 for the payoff of notes originally issued to purchase common stock receivable and all accrued interest.

Restricted Stock

The Company periodically grants restricted stock awards to certain employees pursuant to the 2014 Incentive Plan that typically vest one to two years from their grant date. The Company recognized an aggregate of $612,716 in compensation expense during the quarter ended March 31, 2015 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At March 31, 2015, the Company had approximately $289,679 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized through March 2017.

	Restricted Stock	Weighted Average Exercise Price

Non-vested – December 31, 2014	220,000	$2.00
Vested – December 31, 2014	150,000	$2.00
Granted	370,000	$1.75
Vested	(270,000)	$(1.75)
Forfeited/Cancelled	-	$-
Non-vested – March 31, 2015	320,000	$1.92
Vested – March 31, 2015	420,000	$1.84

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2014	485,000	$1.46
Exercisable – December 31, 2014	485,000	$1.46
Granted	50,000	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2015	535,000	$1.42
Exercisable – March 31, 2015	535,000	$1.42

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.00	535,000	3.90 years	$1.42	535,000	$1.42

The following table summarizes the range of assumptions the Company utilized to estimate the fair value of the convertible note and warrants, and derivative liability at March 31, 2015:

Assumptions	March 31, 2015

Expected term (years)	5.00
Expected volatility	100%
Risk-free interest rate	1.47%
Dividend yield	0.00%

The expected warrant term is based on the remaining contractual term. The expected volatility is based on historical-volatility of peer entities whose stock prices were publicly available. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related warrant at the valuation date. Dividend yield is based on historical trends.

8.

SUBSEQUENT EVENTS

On April 14, 2015, the Company issued 50,000 shares of its Common stock to an accredited investor at $1.74 per share.

On May 5, 2015, the Company issued 114,000 shares of its Common Stock to an accredited investor at $1.50 per share.

On May 7, 2015, the Company issued 150,000 shares of its Common Stock for advisory services to be provided from April 1, 2015 through March 31, 2016.

On May 7, 2015, the Company issued 3,000 shares of its Common Stock for services provided during April 2015.

In April 2015, the convertible note and its related warrants were extended for an additional two year period maturing in April 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Viatar CTC Solutions Inc. (“Viatar” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015 relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

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

For the three months ended March 31, 2015 and 2014, we generated $9,970 and $0 from commercial sales, respectively. Assuming we are successful in completing development activities for the ViatarTM Collection System for Molecular Analysis, we expect to generate revenues during 2016 from sales of that product. However, significant revenues and growth will depend on market adoption of that product. Similarly, assuming we are successful in completing development activities for the ViatarTM Therapeutic Oncopheresis System, we expect to generate revenues in 2016; however, significant revenues and growth will depend on clinical studies showing its efficacy in mitigating the spread and growth of metastatic tumors and regulatory approval in the US.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of this guidance on the condensed consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the condensed consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Three Months Ended March 31, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended March 31,		Change
	2015	2014	Dollars	Percent
Revenue
Sales	$9,970	$-	$9,970	100%
Expenses
Research and Development
Research and Development	818,724	172,237	646,487	375%
Clinical & Regulatory	1,931	33,627	(31,696)	(94)%
Total R&D	820,655	205,864	614,791	281%
General and Administrative
General and Administrative	193,195	287,901	(94,706)	(33)%
Business Development	76,330	26,791	49,539	185%
Total G&A	269,525	314,692	(45,167)	152%
Total Expenses	$1,090,180	$520,556	$569,624	109%

Revenue

Commercial sales of $9,970 for the three months ended March 31, 2015 arose in connection with evaluation testing of our filters being conducted by a diagnostic CTC company.  Although we recently negotiated a commercial arrangement for volume purchases of filters by that company for integration into their molecular diagnostic CTC product, we do not expect to achieve significant sales until they undertake a full scale commercial rollout and successfully obtain widespread adoption by the research community.

Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of two categories of expenses: (i) research and development; and (ii) clinical trial and regulatory expenses.

R&D Expenses

The R&D component of this category was $818,724 for the three months ended March 31, 2015, an increase of $646,487 or 375%, compared with $172,237 for the three months ended March 31, 2014. The largest component of the current quarter - $612,716 - was due to the non-cash expensing of restricted and unrestricted stock awards to employees issued pursuant to the 2014 Equity Incentive Plan.  The balance of current quarter amount - $206,008 - was due to higher staffing levels and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $1,931 for the three months ended March 31, 2015, a decrease of $31,696, or 94%, compared with $33,627 for the three months ended March 31, 2014.  The decrease was due to the sharply reduced level of activity in this area until research and development of commercial products reaches the preclinical and clinical testing phase.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of G&A and business development expenses.

G&A Expenses

G&A expenses were $193,195 for the three months ended March 31, 2015, a decrease of $94,706 or 33%, compared with $287,901 for the three months ended March 31, 2014. The decrease was due to the lower level of financial advisory and legal expenses incurred in connection with going public activities. Now that we are an SEC registered company, we expect to incur approximately $60,000 per quarter of legal and accounting costs on a normalized basis.

Business Development Expenses

Business development expenses were $76,330 for the three months ended March 31, 2015, an increase of $49,539, or 185%, compared with $26,791 for the three months ended March 31, 2014.  The increase was due to higher costs to obtain new capital, including investor relation activities and meetings.

Interest Expense

Interest expense was $36,028 for the three months ended March 31, 2015 compared to $5,906 for the three months ended March 31, 2014. The current period expense is comprised of $36,208 for non-cash amortization of debt discount related to warrants issued with a demand note compared to $4,879 for amortization of debt discount related to a convertible note, and $1,027 of interest on debt for the three months ended March 31, 2014.

Net Loss

Net loss was $1,116,238 for the three months ended March 31, 2015, an increase of $589,776 or 112%, compared with $526,462 for the three months ended March 31, 2014. The increase was primarily due to higher expenses as discussed above.

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business by raising new capital. During the three months ended March 31, 2015 and 2014 we raised approximately $525,000 and $680,000, respectively, through equity financing and $50,000 and $0, respectively, through debt financing. In addition, we received $611,939 and $0 from the promissory note for common stock subscription during the three months ended March 31, 2015 and 2014, respectively. We repaid $100,000 and $0, respectively, on two outstanding demand notes during the three months ended March 31, 2015 and 2014, respectively.

We have yet to generate significant revenues. As a result, we have incurred significant net losses and significant negative cash flows from operations since our inception. Our ability to continue as a going concern relies on the continued availability of funds from equity and debt financing and other sources. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In January 2015 we received a commitment from an existing shareholder to provide $1.5 million of financing by February 28, 2016.  That amount should be sufficient to fund our operations for 2015.  As of May 8, 2015, we received $783,000 from the sale of common stock to accredited investors pursuant to that commitment.  No warrants or commissions were paid in relation to these transactions.  We anticipate raising additional funds during 2015 to fund operations for 2016.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $510,114 for the three months ended March 31, 2015, compared to net cash used in operating activities of $322,903 for the three months ended March 31, 2014. The change in cash used in operating activities was a result of the overall increase in expenses described above.

In all periods, the primary use of cash in operating activities was to fund operations.

Cash Used in Investing Activities

Inasmuch as we expense all purchased assets used in research and development activities, there was no cash used in investing activities in 2015 or 2014.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,086,939 for the three months ended March 31, 2015, compared to net cash provided by financing activities of $680,000 for the three months ended March 31, 2014. Our primary source of financing in all periods consisted of equity capital contributed by current and new investors as well as debt financing from various lenders. Our ability to continue as a going concern relies on the continued availability of financing from these and other sources.

Contingencies

We are currently under audit by New York City authorities for the 2011, 2012 and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility and funds from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. As of January 15, 2015, the City of New York ruled that the Company does not qualify for the tax credits and therefore owes a total liability of $732,550 which includes $105,663 of interest. As of March 31, 2015, the Company accrued $732,550 on the condensed consolidated balance sheet. The Company appealed the decision made by the City of New York. As of the filing date, no decision has been made regarding the appeal.

Subsequent Events

On April 14, 2015, the Company issued 50,000 shares of its Common Stock to an accredited investor at $1.74 per share.

On May 5, 2015, the Company issued 114,000 shares of its Common Stock to an accredited investor at $1.50 per share.

On May 7, 2015, the Company issued 150,000 shares of its Common Stock for advisory services to be provided from April 1, 2015 through March 31, 2016.

On May 7, 2015, the Company issued 3,000 shares of its Common Stock for services provided during April 2015.

In April 2015, the convertible note and its related warrants were extended for an additional two year period maturing in April 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Ilan Reich, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended March 31, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective due to the deficiencies in the Company’s internal control over financial reporting identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management's assessment over financial reporting, management believes as of December 31, 2015, the Company's internal control over financial reporting was not effective due to the following deficiencies:

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 14, 2015, the Company sold 50,000 shares of its common stock to an accredited investors at $1.74 per share. On May 5, 2015, the Company issued 114,000 shares of its Common Stock to an accredited investor at $1.50 per share.

The sale and issuance of the aforementioned shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

On May 7, 2015, the Company issued 150,000 shares of its Common Stock for advisory services to be provided from April 1, 2015 through March 31, 2016.

On May 7, 2015, the Company issued 3,000 shares of its Common Stock for services provided during April 2015.

The sale and issuance of the aforementioned shares of common stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the issuance did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 4, 2015, pursuant to FINRA Rule 6432 and Rule 15c2-11 under the Securities Exchange Act of 1934, Financial Industry Regulatory Authority approved Spartan Securities Group Ltd.’s request for an unpriced quotation of the Company’s common stock on the OTC Bulletin Board and in OTC Link with the ticker symbol “VRTT.”

Item 6. Exhibits.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIATAR CTC SOLUTIONS INC.

Date: May 8, 2015	By:	/s/ Ilan Reich
Ilan Reich
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)