Form 10-Q
period 2015-06-30
Viatar CTC Solutions Inc.
filed 2015-08-10
CIK 1616495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number:  333-199619

VIATAR CTC SOLUTIONS INC.

(Exact name of Company as specified in its charter)

Delaware	26-1581305
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

116 John Street, Suite 10, Lowell, Massachusetts	01852
(Address of principal executive offices)	(Zip Code)

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

Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]   No [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of August 10, 2015, there were 17,914,426 shares of $0.001 par value common stock issued and outstanding.

VIATAR CTC SOLUTIONS INC.

FORM 10-Q

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

Viatar CTC Solutions Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash	$ 459,409	$ 31,351
TOTAL ASSETS	$ 459,409	$ 31,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 208,302	$ 290,210
Accrued income tax liability	748,514	732,550
Demand note payable	-	50,000
Convertible note payable	-	93,495
Total current liabilities	956,816	1,166,255

Convertible note payable, net	200,000	-
TOTAL LIABILITIES	1,156,816	1,166,255

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Series A preferred stock, $.001 par value, 20,000,000 shares authorized, 4,000,000 shares issued and outstanding at
June 30, 2015 and December 31, 2014, respectively	4,000	4,000
Common stock, $.001 par value, 100,000,000 shares authorized,
17,914,426 and 16,814,426 shares issued and outstanding at
June 30, 2015 and December 31, 2014, respectively	17,915	16,815
Common stock subscription and interest receivable	-	(605,475)
Additional paid-in capital	19,387,636	17,611,374
Accumulated deficit	(20,096,856)	(18,151,789)
Total stockholders' deficit	(687,305)	(1,125,075)

Noncontrolling interest	(10,102)	(9,829)

TOTAL STOCKHOLDERS' DEFICIT	(697,407)	(1,134,904)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 459,409	$ 31,351

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Sales	$ 23,955	$ 9,000	$ 13,985	$ 9,000

EXPENSES
Research and development	1,215,108	430,129	394,453	219,395
General and administrative	697,468	670,145	427,943	349,548

TOTAL EXPENSES	1,912,576	1,100,274	822,396	568,943

OTHER INCOME (EXPENSE)
Change in value of derivative liability	-	1,800	-	1,800
Interest expense	(56,719)	-	(20,691)	-

TOTAL OTHER INCOME (EXPENSE)	(56,719)	1,800	(20,691)	1,800

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(1,945,340)	(1,089,474)	(829,102)	(558,143)

Income tax (expense) benefit	-	-	-	-

NET LOSS	(1,945,340)	(1,089,474)	(829,102)	(558,143)

Net loss attributable to noncontrolling
interest in consolidated subsidiary	(273)	(86)	(108)	(34)

NET LOSS ATTRIBUTABLE TO
STOCKHOLDERS	$ (1,945,067)	$ (1,089,388)	$ (828,994)	$ (558,109)

LOSS PER COMMON SHARE -
BASIC AND DILUTED:
Net Loss Attributable to Common
Stockholders	$ (0.11)	$ (0.07)	$ (0.05)	$ (0.04)
Weighted Average Shares	17,412,901	15,372,381	17,800,679	15,685,418

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,945,340)	$ (1,089,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for license	-	29,731
Issuance of stock for services	956,749	251,332
Contribution of services from noncontrolling interest	-	29,882
Amortization of discount on debt	37,654	9,758
Change in derivative liability	-	(1,800)
Changes in operating assets and liabilities:
Accounts receivable	-	(4,530)
Tax refund receivable	-	147,997
Accrued expenses	(81,908)	97,286
Accrued income tax expense	15,964	-
Net cash used in operating activities	(1,016,881)	(529,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand note	50,000	-
Repayment of demand notes	(100,000)	-
Proceeds from convertible note payable	100,000	-
Proceeds from promissory note for common stock subscription	611,939	-
Issuance of stock and warrants	783,000	805,000
Proceeds from the exercise of warrants	-	50,000
Net cash provided by financing activities	1,444,939	855,000

Net increase in cash and cash equivalents	428,058	325,182
Cash - beginning of the period	31,351	66,769
Cash - end of the period	$ 459,409	$ 391,951
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,101	$ 2,000
Supplemental disclosure of non-cash financing activities:
Conversion of demand note payable to common stock	$ -	$ 60,000
Issuance of stock for services	$ -	$ 200,000
Discount on debt issued with warrants	$ 31,149	$ -
Promissory notes received from issuance of stock	$ -	$ -
Discount on debt issued with warrants	$ -	$ -

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Period Ended June 30, 2015

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscription and Interest Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Deficit
Balance, December 31, 2014	4,000,000	$ 4,000	16,814,426	$ 16,815	$ (605,475)	$ 17,611,374	$ (18,151,789)	$ (1,125,075)	$ (9,829)	$ (1,134,904)

Issuance of stock, net of offering costs of $134,750			562,000	562	-	782,438	-	783,000	-	783,000
Issuance of warrants with demand notes	-	-	-	-	-	31,149	-	31,149	-	31,149

Issuance of stock per incentive plan

Issuance of stock for services	-	-	370,000	370	-	696,879	-	697,249	-	697,249

Interest on common stock receivable	-	-	-	-	(6,464)	6,464	-	-	-	-

Cash received for common stock receivable and interest	-	-	-	-	611,939	-	-	-	-	611,939

Net loss							(1,945,067)	(1,945,067)	(273)	(1,945,340)

Balance, June 30, 2015	4,000,000	$ 4,000	17,914,426	$ 17,915	$ -	$ 19,387,636	$ (20,096,856)	$ (687,305)	$ (10,102)	$ (697,407)

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

June 30, 2015

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

Since inception, the Company has not generated significant revenues. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $1,945,340 and $1,016,881, respectively, for the six months ended June 30, 2015. As of June 30, 2015 the Company had a working capital deficit and an accumulated deficit totaling $497,407 and $20,096,856, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including (a) obtaining funding, whether in the form of equity, or debt investments, licensing revenues, strategic collaboration payments or grants from government or other sources, (b) success in achieving its research and development goals, (c) obtaining regulatory approvals, and (d) gaining market acceptance and/or distribution or strategic partners for its products. The Company has raised approximately $14.7 million of equity capital since its inception, and management is continually pursuing additional funding sources. During the six months ended June 30 2015, the Company also obtained debt financing to support its operations, including demand and convertible notes from which the Company received aggregate proceeds of $150,000. In July 2015, the Company obtained an additional $100,000 of financing from a convertible note.

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

The financial statements contained herein have been prepared by the Company in accordance with GAAP for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the six and three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2014.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viatar CTC Solutions, Viatar and amounts related to a noncontrolling interest in Viatar. The noncontrolling interest represents a 0.01% ownership interest in Viatar at June 30, 2015 and December 31, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 2015 or December 31, 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

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

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. As of June 30, 2015, the 2011, 2012, and 2013 tax refunds have been received for these amounts. The City of New York ruled that the Company does not qualify for the tax credits. As of June 30, 2015, the Company accrued $748,514 on the condensed consolidated balance sheet which includes $126,627 of interest. The Company appealed the decision made by the City of New York. As of the filing date, no decision has been made regarding the appeal.

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

The Company had the following potential common stock equivalents at June 30, 2015:

Common stock warrants, exercise price range of $1.00-$2.00	535,000
Conversion feature on convertible notes, exercise price of $2.50	40,000

The Company had the following potential common stock equivalents at June 30, 2014:

Common stock warrants, exercise price range of $1.00-$2.00	422,500

Since the Company reflected a net loss during the six and three months ended June 30, 2015 and 2014, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

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

3.

CONVERTIBLE NOTE PAYABLE

In April 2013, the Company borrowed $100,000 in exchange for a 4% convertible promissory note due April 30, 2015 and a five-year warrant to purchase 50,000 shares of common stock at $2 each. The note is convertible at any time prior to maturity at the option of the holder into 50,000 shares of common stock. The relative fair value of the warrant issued was $32,525 based on the Black-Scholes option pricing model. The fair value of the warrant was recorded as a discount and is being amortized over two years based on the straight line method, which approximates the effective interest method. The unamortized discount at June 30, 2015 and December 31, 2014 was $0 and $6,505, respectively. The note requires interest payments semi-annually. In April 2015 the note and the related warrants were extended for an additional two year period maturing in April 2017. Based on management’s review, the accounting for debt modification applied.

In June 2015, the Company borrowed $100,000 in exchange for a 4% convertible promissory note due June 22, 2018. The note is convertible at any time prior to maturity at the option of the holder into 40,000 shares of common stock; and may be automatically converted by the Company into 40,000 shares of common stock after May 5, 2017 if after that date the common stock trades above $2.50 per share for 20 trading days with an average daily volume of 25,000 shares.

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

5.

COMMITMENTS AND CONTINGENCIES

In June 2012 the Company entered into an operating lease for its office space for $3,103 per month through June 2015 with a three year renewal option extending to June 2018. The future minimum rental payments to be paid under the non-cancelable operating lease in effect at March 31, 2015 was $9,309. In April 2015, the Company and the landlord agreed to extend and expand that lease agreement by increasing the size of the space rented. The annual rent according to the amended lease is $91,050 per year payable in equal monthly installments of $7,587, plus the Company’s share of common area maintenance charges and electricity. The amended lease is subject to a five year extension at the election of the Company.

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

During the six months ended June 30, 2015, the Company issued an aggregate of 562,000 shares of Common Stock in connection with the sale of common stock for proceeds of $783,000 net of offering costs of $134,750.

During the six months ended June 30, 2015, the Company expensed an aggregate of $956,749 on the condensed consolidated statement of operations for stock based compensation for services provided:

(i)

During March 2015, the Company issued 15,000 shares of fully vested common stock to its counsel as consideration of legal services. The Company expensed an aggregate of $30,000 as stock-based compensation to general and administrative expenses.

(ii)

On March 19, 2015, the Company issued an aggregate of 370,000 shares of common stock under the 2014 Incentive Plan to two employees as compensation for services. The shares have a grant date fair value of $647,500 based on a per share price of $1.75 and are subject to immediate vesting or vesting terms ranging from 1 to 2 years. For the six months ended June 30, 2015, total stock-based compensation expense related to the incentive plan was $697,949 which is included in research and development expenses.

(iii)

On May 7, 2015, the Company issued 3,000 shares of fully vested common stock to its transfer agent as consideration of services. The Company expensed an aggregate of $4,500 as stock-based compensation to general and administrative expenses.

(iv)

On May 7, 2015, the Company issued 150,000 shares of fully vested Common stock to a consultant as consideration of advisory services. The Company expensed an aggregate of $225,000 as stock-based compensation to general and administrative expenses.

As of June 30, 2015, 17,914,426 shares of common stock and 4,000,000 shares of Preferred Stock were issued and outstanding. Also as of that date, 535,000 shares of common stock were reserved for issuance pursuant to warrants at prices ranging from $1 to $2 per share and expiring in 2017 through 2020.

During January 2015, the Company received $611,939 for the payoff of notes originally issued to purchase common stock receivable and all accrued interest.

Restricted Stock

The Company periodically grants restricted stock awards to certain employees pursuant to the 2014 Incentive Plan that typically vest one to two years from their grant date. As noted above, the Company recognized an aggregate of $697,949 in compensation expense during the six months ended June 30, 2015 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At June 30, 2015, the Company had approximately $213,446 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized through March 2017.

	Restricted Stock	Weighted Average Exercise Price

Non-vested – December 31, 2014	220,000	$2.00
Granted	370,000	$1.75
Vested	(395,000)	$1.83
Forfeited/Cancelled	-	$-
Non-vested – June 30, 2015	195,000	$1.87

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2014	485,000	$1.46
Exercisable – December 31, 2014	485,000	$1.46
Granted	50,000	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – June 30, 2015	535,000	$1.42
Exercisable – June 30, 2015	535,000	$1.42

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.00	535,000	3.65 years	$1.42	535,000	$1.42

The following table summarizes the range of assumptions the Company utilized to estimate the fair value of the convertible note and warrants, and derivative liability issued during the six months ended June 30, 2015:

Assumptions	June 30, 2015

Expected term (years)	5.00
Expected volatility	100%
Risk-free interest rate	1.47%
Dividend yield	0.00%

The expected warrant term is based on the remaining contractual term. The expected volatility is based on historical-volatility of peer entities whose stock prices were publicly available. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related warrant at the valuation date. Dividend yield is based on historical trends.

8.

SUBSEQUENT EVENTS

In July 2015, the Company borrowed $100,000 in exchange for a 4% convertible promissory note due July 2018. The note is convertible at any time prior to maturity at the option of the holder into 40,000 shares of common stock; and may be automatically converted by the Company into 40,000 shares of common stock after May 5, 2017 if after that date the common stock trades above $2.50 per share for 20 trading days with an average daily volume of 25,000 shares.

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

We anticipate launching the ViatarTM Collection System for Molecular Analysis during 2016 once we receive the following regulatory clearances: first, a CE Mark in Europe and Canada, second, a 510K designation in the United States. We are currently engaged in research collaborations with several CTC platform technology companies with the goal of marketing and selling the ViatarTM Collection System for Molecular Analysis through private label and distribution arrangements.   During 2015 the Company agreed to be the exclusive supplier of filters for ScreenCell’s diagnostic CTC platform, and has begun to generate commercial sales to that customer.

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

For the six months ended June 30, 2015 and 2014, we generated $23,955 and $9,000 from commercial sales, respectively, from purchase orders submitted by ScreenCell. Assuming we are successful in completing development activities for the ViatarTM Collection System for Molecular Analysis, we expect to generate additional revenues during 2016 from sales of that product. However, significant revenues and growth will depend on market adoption of that product. Similarly, assuming we are successful in completing development activities for the ViatarTM Therapeutic Oncopheresis System, we expect to generate revenues in 2016; however, significant revenues and growth will depend on clinical studies showing its efficacy in mitigating the spread and growth of metastatic tumors and regulatory approval in the US.

Our operating expenses consist of general and administrative; research and development; clinical and regulatory; employee-based stock compensation; and business development. These expenses principally consist of personnel costs, outside services (such as cost of supporting clinical studies and regulatory consultants), laboratory equipment and consumables, rent and overhead, and legal and accounting fees. All of these expense categories will increase in the near-term, principally as a result of hiring additional personnel and contracting with outside engineering firms to complete the development of our two products; expanding the range and scope of clinical trials (both with cancer researchers as well as companies we collaborate with); hiring additional personnel to handle business development, sales and marketing activities; and hiring additional personnel or outside services to handle administrative functions.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition, and ASC 954-605, Health Care Entities, Revenue Recognition which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. For contract partners, revenue is recorded based upon the contractually agreed upon fee schedule. When assessing collectability, we will consider whether we have sufficient payment history to reliably estimate a payor’s individual payment patterns.

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. On July 9th the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

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

Three Months Ended June 30, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended June 30,		Change
	2015	2014	Dollars	Percent
Revenue
Sales	$13,985	$9,000	$4,985	55%
Expenses
Research and Development
Research and Development	393,361	181,888	211,473	116%
Clinical & Regulatory	1,092	37,507	(36,415)	(97)%
Total R&D	394,453	219,395	175,058	88%
General and Administrative
General and Administrative	357,029	344,862	12,167	4%
Business Development	70,914	4,686	66,228	1,413%
Total G&A	427,943	349,548	78,395	22%
Total Expenses	$822,396	$568,943	$253,453	45%

Revenue

Commercial sales of $13,985 for the three months ended June 30, 2015 arose in connection with evaluation testing of our filters being conducted by a diagnostic CTC company.  Although we recently negotiated a commercial arrangement for volume purchases of filters by that company for integration into their molecular diagnostic CTC product, we do not expect to achieve significant sales until they undertake a full scale commercial rollout and successfully obtain widespread adoption by the research community.

Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of two categories of expenses: (i) research and development; and (ii) clinical trial and regulatory expenses.

R&D Expenses

The R&D component of this category was $393,361 for the three months ended June 30, 2015, an increase of $211,473 or 116%, compared with $181,888 for the three months ended June 30, 2014. One of the largest component of the current quarter - $84,533 - was due to the non-cash expensing of restricted and unrestricted stock awards to employees issued pursuant to the 2014 Equity Incentive Plan.  The balance of current quarter amount - $309,028 - was due to higher staffing levels, use of third-party engineering resources, and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $1,092 for the three months ended June 30, 2015, a decrease of $36,415, or 97%, compared with $37,507 for the three months ended June 30, 2014.  The decrease was due to the sharply reduced level of activity in this area until research and development of commercial products reaches the preclinical and clinical testing phase.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of G&A and business development expenses.

G&A Expenses

G&A expenses were $357,029 for the three months ended June 30, 2015, an increase of $12,167 or 4%, compared with $344,862 for the three months ended June 30, 2014. Now that we are an SEC registered company, we expect to incur approximately $60,000 per quarter of legal and accounting costs on a regular basis.

Business Development Expenses

Business development expenses were $70,914 for the three months ended June 30, 2015, an increase of $66,228, or 1413%, compared with $4,686 for the three months ended June 30, 2014.  The increase was due to higher costs to obtain new capital, including investor relation activities and meetings.

Interest Expense

Interest expense was $20,691 for the three months ended June 30, 2015 compared to $0 for the three months ended June 30, 2014. The current period expense is comprised of $15,964 for accrued interest in the outstanding NYC R&D tax credit appeal, $1,627 for non-cash amortization of debt discount related to warrants issued with a demand note, and $3,100 of accrued interest on debt.

Net Loss

Net loss was $829,102 for the three months ended June 30, 2015, an increase of $270,959 or 49%, compared with $558,143 for the three months ended June 30, 2014. The increase was primarily due to higher expenses as discussed above.

Six Months Ended June 30, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
	2015	2014	Dollars	Percent
Revenue
Sales	$23,955	$9,000	$14,955	166%
Expenses
Research and Development
Research and Development	1,212,085	358,995	853,090	238%
Clinical & Regulatory	3,023	71,134	(68,111)	(96)%
Total R&D	1,215,108	430,129	784,979	182%
General and Administrative
General and Administrative	550,224	638,668	(88,444)	(14)%
Business Development	147,244	31,477	115,767	368%
Total G&A	697,468	670,145	27,333	4%
Total Expenses	$1,912,576	$1,100,274	$812,302	74%

Revenue

Commercial sales of $23,955 for the six months ended June 30, 2015 arose in connection with evaluation testing of our filters being conducted by a diagnostic CTC company.  Although we recently negotiated a commercial arrangement for volume purchases of filters by that company for integration into their molecular diagnostic CTC product, we do not expect to achieve significant sales until they undertake a full scale commercial rollout and successfully obtain widespread adoption by the research community.

Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of two categories of expenses: (i) research and development; and (ii) clinical trial and regulatory expenses.

R&D Expenses

The R&D component of this category was $1,212,085 for the six months ended June 30, 2015, an increase of $853,090 or 238%, compared with $358,995 for the six months ended June 30, 2014. The largest component of the current quarter - $697,249 - was due to the non-cash expensing of restricted and unrestricted stock awards to employees issued pursuant to the 2014 Equity Incentive Plan.  The balance of current quarter amount - $514,836 - was due to higher staffing levels, use of third party engineering resources, and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $3,023 for the six months ended June 30, 2015, a decrease of $68,111, or 96%, compared with $71,134 for the six months ended June 30, 2014.  The decrease was due to the sharply reduced level of activity in this area until research and development of commercial products reaches the preclinical and clinical testing phase.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of G&A and business development expenses.

G&A Expenses

G&A expenses were $550,224 for the six months ended June 30, 2015, a decrease of $88,444 or 14%, compared with $638,668 for the six months ended June 30, 2014. The decrease was due to the lower level of financial advisory and legal expenses incurred in connection with going public activities. Now that we are an SEC registered company, we expect to incur approximately $60,000 per quarter of legal and accounting costs on a normalized basis.

Business Development Expenses

Business development expenses were $147,244 for the six months ended June 30, 2015, an increase of $115,767, or 368%, compared with $31,477 for the six months ended June 30, 2014.  The increase was due to higher costs to obtain new capital, including investor relation activities and meetings.

Interest Expense

Interest expense was $56,719 for the six months ended June 30, 2015 compared to $0 for the six months ended June 30, 2014. The current period expense is comprised of $15,964 of accrued interest in the outstanding NYC R&D tax credit appeal, $37,655 for non-cash amortization of debt discount related to warrants issued with a demand note and $3,100 of accrued interest on debt.

Net Loss

Net loss was $1,945,340 for the six months ended June 30, 2015, an increase of $855,866 or 79%, compared with $1,089,474 for the six months ended June 30, 2014. The increase was primarily due to higher expenses as discussed above.

Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business by raising new capital. During the six months ended June 30, 2015 and 2014 we raised approximately $783,000 and $805,000, respectively, through equity financing and $150,000 and $0, respectively, through debt financing. In addition, we received $611,939 and $0 from the promissory note for common stock subscription during the six months ended June 30, 2015 and 2014, respectively. We repaid $100,000 and $0, respectively, on two outstanding demand notes during the six months ended June 30, 2015 and 2014, respectively.

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

In January 2015 we received a commitment from an existing shareholder to provide $1.5 million of financing by February 28, 2016.  That amount should be sufficient to fund our operations for 2015. As of August 10, 2015, we received $783,000 from the sale of common stock to accredited investors pursuant to that commitment.  No warrants or commissions were paid in relation to these transactions.  We anticipate raising additional funds during 2015 to fund operations for 2016.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $1,016,881 for the six months ended June 30, 2015, compared to net cash used in operating activities of $529,818 for the six months ended June 30, 2014. The change in cash used in operating activities was a result of the overall increase in expenses described above.

In all periods, the primary use of cash in operating activities was to fund operations.

Cash Used in Investing Activities

Inasmuch as we expense all purchased assets used in research and development activities, there was no cash used in investing activities in 2015 or 2014.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,444,939 for the six months ended June 30, 2015, compared to net cash provided by financing activities of $855,000 for the six months ended June 30, 2014. Our primary source of financing in all periods consisted of equity capital contributed by current and new investors, as well as debt financing from various lenders. Our ability to continue as a going concern relies on the continued availability of financing from these and other sources.

Contingencies

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. As of June 30, 2015, the 2011, 2012, and 2013 tax refunds have been received for these amounts. The City of New York ruled that the Company does not qualify for the tax credits. As of June 30, 2015, the Company accrued $748,514 on the condensed consolidated balance sheet which includes $126,627 of interest. The Company appealed the decision made by the City of New York. As of the filing date, no decision has been made regarding the appeal.

Subsequent Events

In July 2015, the Company borrowed $100,000 in exchange for a 4% convertible promissory note due July 2018. The note is convertible at any time prior to maturity at the option of the holder into 40,000 shares of common stock; and may be automatically converted by the Company into 40,000 shares of common stock after May 5, 2017 if after that date the common stock trades above $2.50 per share for 20 trading days with an average daily volume of 25,000 shares.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Ilan Reich, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended June 30, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective due to the deficiencies in the Company’s internal control over financial reporting identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management's assessment over financial reporting, management believes as of June 30, 2015, the Company's internal control over financial reporting was not effective due to the following deficiencies:

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 22 and July 14, 2015, the Company sold two convertible promissory notes in the aggregate principal amount of $200,000 to two non-US investors. The notes mature three years after their initial issuance and have an interest rate of 4% per annum. The notes are convertible at any time prior to maturity at the option of the holder into shares of common stock at $2.50 per share, subject to certain adjustments (“Conversion Price”) and will be automatically converted into shares of common stock at the Conversion Price after May 5, 2017 if after that date the common stock trades above the Conversion Price for 20 trading days with an average daily volume of at least 25,000 shares.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of the securities referenced herein pursuant to Section 4(a)(2) of the Securities Act, since, among other things, the transaction did not involve a public offering and in reliance on Regulation S under the Securities Act since all securities were sold to non-U.S. investors.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 22, 2015, the Company’s application to have its common stock quoted on the OTCQB marketplace was approved. The Company’s common stock is currently quoted on the OTCQB marketplace under the ticker symbol “VRTT.”

Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Conversion (1)

3.2	Certificate of Incorporation (1)

3.3	Certificate of Amendment (1)

3.4	Bylaws (1)

4.1	Specimen common stock certificate.(2)

4.2	Form of warrant (1)

4.3	Form of Convertible Promissory Note*

10. 1	2014 Equity Incentive Plan and forms of agreements thereunder.(1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

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

VIATAR CTC SOLUTIONS INC.

Date: August 10, 2015	By:	/s/ Ilan Reich
Ilan Reich
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)