Form 10-Q
period 2015-09-30
Viatar CTC Solutions Inc.
filed 2015-11-13
CIK 1616495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes [  ]    No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 13, 2015, there were 18,313,176 shares of $0.001 par value common stock issued and outstanding.

VIATAR CTC SOLUTIONS INC.

FORM 10-Q

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

Viatar CTC Solutions Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS
Cash	$ 107,432	$ 31,351
TOTAL ASSETS	$ 107,432	$ 31,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 190,595	$ 290,210
Accrued income tax liability	762,637	732,550
Demand note payable	-	50,000
Convertible note payable	-	93,495
Total current liabilities	953,232	1,166,255

Convertible note payable, net	400,000	-
TOTAL LIABILITIES	1,353,232	1,166,255

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Series A preferred stock, $.001 par value, 20,000,000 shares authorized, 4,000,000 shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	4,000	4,000
Common stock, $.001 par value, 100,000,000 shares authorized,
18,107,176 and 16,814,426 shares issued and outstanding at
September 30, 2015 and December 31, 2014, respectively	18,108	16,815
Common stock subscription and interest receivable	-	(605,475)
Additional paid-in capital	19,773,834	17,611,374
Accumulated deficit	(21,031,520)	(18,151,789)
Total stockholders' deficit	(1,235,578)	(1,125,075)

Noncontrolling interest	(10,222)	(9,829)

TOTAL STOCKHOLDERS' DEFICIT	(1,245,800)	(1,134,904)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 107,432	$ 31,351

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Sales	$ 37,940	$ 9,000	$ 13,985	$ -
COST OF REVENUE
Cost of sales	7,660	-	3,830	-

GROSS PROFIT	30,280	9,000	10,155	-

EXPENSES
Research and development	1,889,156	982,450	677,878	552,321
General and administrative	948,116	807,176	250,648	136,031

TOTAL EXPENSES	2,837,272	1,788,626	928,526	688,352

LOSS FROM OPERATIONS	(2,806,992)	(1,779,626)	(918,371)	(688,352)

OTHER INCOME (EXPENSE)
Change in value of derivative liability	-	1,800	-	-
Interest expense	(73,132)	(17,663)	(16,413)	(17,663)

TOTAL OTHER INCOME (EXPENSE)	(73,132)	(15,863)	(16,413)	(17,663)

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(2,880,124)	(1,795,489)	(934,784)	(706,015)

Income tax (expense) benefit	-	-	-	-

NET LOSS	(2,880,124)	(1,795,489)	(934,784)	(706,015)

Net loss attributable to noncontrolling
interest in consolidated subsidiary	(393)	(280)	(120)	(194)

NET LOSS ATTRIBUTABLE TO
STOCKHOLDERS	$ (2,879,731)	$ (1,795,209)	$ (934,664)	$ (705,821)

LOSS PER COMMON SHARE -
BASIC AND DILUTED:
Net Loss Attributable to Common
Stockholders	$ (0.16)	$ (0.12)	$ (0.05)	$ (0.04)
Weighted Average Shares	17,604,366	15,556,312	17,981,054	15,918,177

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Deficit

For the Period Ended September 30, 2015

(Unaudited)

					Common Stock Subscription and Interest Receivable		Accumulated Deficit	Total
						Additional		Stockholders'
	Preferred Stock		Common Stock			Paid-in		Equity
	Shares	Amount	Shares	Amount		Capital		(Deficit)
Balance, December 31, 2014	4,000,000	$ 4,000	6,814,426	$ 16,815	$ 05,475)	$ 7,611,374	$ (18,151,789)	$ (1,125,075)

Issuance of stock, net of offering costs of $134,750	-	-	697,000	697	-	1,008,428	-	1,009,125

Issuance of warrants with demand notes	-	-	-	-	-	31,149	-	31,149

Issuance of stock per incentive plan	-	-	427,750	428	-	857,087	-	857,515

Issuance of stock for services	-	-	168,000	168	-	259,332	-	259,500

Interest on common stock receivable	-	-	-	-	(6,464)	6,464	-	-

Cash received for common stock receviable and interest	-	-	-	-	611,939	-	-	611,939

Net loss	-	-	-	-	-	-	(2,879,731)	(2,879,731)

Balance, September 30, 2015	4,000,000	$ 4,000	18,107,176	$ 18,108	$ -	$ 9,773,834	$ (21,031,520)	$ (1,235,578)

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,880,124)	$ (1,795,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock for license	-	29,731
Issuance of stock for services	1,117,015	646,710
Contribution of services from noncontrolling interest	-	29,882
Amortization of discount on debt	37,654	14,636
Change in derivative liability	-	(1,800)
Changes in operating assets and liabilities:
Accounts receivable	-	(4,530)
Tax refund receivable	-	147,997
Accrued expenses	(99,615)	119,930
Accrued income tax expense	30,087	-
Net cash used in operating activities	(1,794,983)	(812,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand note	50,000	-
Repayment of demand notes	(100,000)	-
Proceeds from convertible note payable	300,000	-
Proceeds from promissory note for common stock subscription	611,939	-
Issuance of stock and warrants	1,009,125	830,000
Proceeds from the exercise of warrants	-	50,000
Net cash provided by financing activities	1,871,064	880,000

Net increase in cash and cash equivalents	76,081	67,067
Cash - beginning of the period	31,351	66,769
Cash - end of the period	$ 107,432	$ 133,836
Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,291	$ 2,000
Supplemental disclosure of non-cash financing activities:
Conversion of demand note payable to common stock	$ -	$ 60,000
Issuance of stock for services	$ -	$ 242,643
Discount on debt issued with warrants	$ 31,149	$ -
Transfer from derivative liability classification to equity classification	$ -	$ 9,000

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

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

Since inception, the Company has not generated significant revenues. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $2,880,124 and $1,794,983, respectively, for the nine months ended September 30, 2015. As of September 30, 2015 the Company had a working capital deficit and an accumulated deficit totaling $845,800 and $21,031,520, respectively.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including (a) obtaining funding, whether in the form of equity, or debt investments, licensing revenues, strategic collaboration payments or grants from government or other sources, (b) success in achieving its research and development goals, (c) obtaining regulatory approvals, and (d) gaining market acceptance and/or distribution or strategic partners for its products. The Company has raised approximately $14.8 million of equity capital since its inception, and management is continually pursuing additional funding sources. During the nine months ended September 30, 2015, the Company also obtained debt financing to support its operations, including demand and convertible notes from which the Company received aggregate proceeds of $50,000 and $300,000, respectively. In October 2015, the Company obtained an additional $1,300,000 of financing from convertible notes.

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

The financial statements contained herein have been prepared by the Company in accordance with GAAP for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the nine and three months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2014.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viatar CTC Solutions, Viatar and amounts related to a noncontrolling interest in Viatar. The noncontrolling interest represents a 0.01% ownership interest in Viatar at September 30, 2015 and December 31, 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at September 30, 2015 or December 31, 2014.

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

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. As of September 30, 2015, the 2011, 2012, and 2013 tax refunds have been received for these amounts. The City of New York ruled that the Company does not qualify for the tax credits. As of September 30, 2015, the Company accrued $762,637 on the condensed consolidated balance sheet which includes $135,750 of interest. The Company appealed the decision made by the City of New York. As of the date of this report, no decision has been made regarding the appeal.

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

The Company had the following potential common stock equivalents at September 30, 2015:

Restricted stock awards	117,250
Common stock warrants, exercise price range of $1.00-$2.00	535,000
Conversion feature on convertible notes, exercise price of $2.50	120,000

The Company had the following potential common stock equivalents at September 30, 2014:

Common stock warrants, exercise price range of $1.00-$2.00	435,000

Since the Company reflected a net loss during the nine and three months ended September 30, 2015 and 2014, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300–Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the condensed consolidated financial statements.

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

3.

CONVERTIBLE NOTE PAYABLE

In April 2013, the Company borrowed $100,000 in exchange for a 4% convertible promissory note due April 30, 2015 and a five-year warrant to purchase 50,000 shares of common stock at $2 each. The note is convertible at any time prior to maturity at the option of the holder into 50,000 shares of common stock. The relative fair value of the warrant issued was $32,525 based on the Black-Scholes option pricing model. The fair value of the warrant was recorded as a discount and is being amortized over two years based on the straight line method, which approximates the effective interest method. The unamortized discount at September 30, 2015 and December 31, 2014 was $0 and $6,505, respectively. The note requires interest payments semi-annually. In April 2015 the note and the related warrants were extended for an additional two year period maturing in April 2017. Based on management’s review, the accounting for debt modification applied.

In June 2015, the Company borrowed $100,000 in exchange for a 4% convertible promissory note due October 1, 2018. The note is convertible at any time prior to maturity at the option of the holder into 40,000 shares of common stock; and may be automatically converted by the Company into 40,000 shares of common stock after May 5, 2017 if after that date the common stock trades above $2.50 per share for 20 trading days with an average daily volume of 25,000 shares.

In July 2015, the Company borrowed $100,000 in exchange for a 4% convertible promissory note due October 1, 2018. The note is convertible at any time prior to maturity at the option of the holder into 40,000 shares of common stock; and may be automatically converted by the Company into 40,000 shares of common stock after May 5, 2017 if after that date the common stock trades above $2.50 per share for 20 trading days with an average daily volume of 25,000 shares.

In August 2015, the Company borrowed $100,000 in exchange for a 4% convertible promissory note due October 1, 2018. The note is convertible at any time prior to maturity at the option of the holder into 40,000 shares of common stock; and may be automatically converted by the Company into 40,000 shares of common stock after May 5, 2017 if after that date the common stock trades above $2.50 per share for 20 trading days with an average daily volume of 25,000 shares.

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

5.

COMMITMENTS AND CONTINGENCIES

In June 2012, the Company entered into an operating lease for its office space for $3,103 per month through June 2015, with a three year renewal option extending to June 2018. The future minimum rental payments to be paid under the non-cancelable operating lease in effect at March 31, 2015 was $9,309. In April 2015, the Company and the landlord agreed to extend and expand that lease agreement by increasing the size of the space rented. The annual rent according to the amended lease is $91,050 per year payable in equal monthly installments of $7,587, plus the Company’s share of common area maintenance charges and electricity. The amended lease is subject to a five year extension at the election of the Company.

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

In January 2015, the Company entered into an equity financing agreement with a placement agent.  The placement agent committed to raise at least $500,000 of new equity financing in each of three separate financing tranches, on April 30, 2015, September 30, 2015, and February 28, 2016.  If the agent fails to meet this commitment, the Company will be granted the option to purchase shares of a private company to overcome the equity raise shortfall. The exact number of the private company shares subject to exercise under the option will be based on the shortfall and the greater of $12 per share or the actual value the shares are sold for within 60 days. The proceeds from the exercise of the option with be paid to the Company in exchange of shares of the Company at $2 per share.   The placement agent met the funding requirements at April 30, 2015 and September 30, 2015.

During the nine months ended September 30, 2015, the Company issued an aggregate of 697,000 shares of common stock in connection with the sale of common stock for proceeds of $1,009,125 net of offering costs of $134,750. All of these shares were issued under the agreement with the placement agent discussed above.

During the nine months ended September 30, 2015, the Company expensed an aggregate of $1,117,015 on the condensed consolidated statement of operations for stock based compensation for services provided:

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

(iv)

During the nine months ended September 30, 2015, the Company granted an aggregate of 545,000 shares of common stock under the 2014 Incentive Plan to three employees as compensation for services. The shares have a grant date fair value of $910,000 based on a per share price of $1.50 and $1.75 and are subject to immediate vesting or vesting terms ranging from 1 to 2 years. For the nine months ended September 30, 2015, total stock-based compensation expense related to the incentive plan was $857,515 which is included in research and development expenses.

As of September 30, 2015, 18,107,176 shares of common stock and 4,000,000 shares of Preferred Stock were issued and outstanding. Also as of that date, 535,000 shares of common stock were reserved for issuance pursuant to warrants at prices ranging from $1 to $2 per share and expiring in 2017 through 2020.

Restricted Stock

The Company periodically grants restricted stock awards to certain employees pursuant to the 2014 Incentive Plan that typically vest one to two years from their grant date. As noted above, the Company recognized an aggregate of $857,515 in compensation expense during the nine months ended September 30, 2015 related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At September 30, 2015, the Company had approximately $346,306 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized through March 2017.

	Restricted Stock	Weighted Average Exercise Price

Non-vested – December 31, 2014	220,000	$2.00
Granted	545,000	$1.67
Vested	(488,333)	$1.80
Forfeited/Cancelled	-	$-
Non-vested – September 30, 2015	276,667	$1.70

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – December 31, 2014	485,000	$1.46
Exercisable – December 31, 2014	485,000	$1.46
Granted	50,000	$1.00
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – September 30, 2015	535,000	$1.42
Exercisable – September 30, 2015	535,000	$1.42

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.00	535,000	3.40 years	$1.42	535,000	$1.42

The following table summarizes the range of assumptions the Company utilized to estimate the fair value of the convertible note and warrants, and derivative liability issued during the nine months ended September 30, 2015:

Assumptions	September 30, 2015

Expected term (years)	5.00
Expected volatility	100%
Risk-free interest rate	1.47%
Dividend yield	0.00%

The expected warrant term is based on the remaining contractual term. The expected volatility is based on historical-volatility of peer entities whose stock prices were publicly available. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related warrant at the valuation date. Dividend yield is based on historical trends.

8.

SUBSEQUENT EVENTS

On October 19, 2015, the Company sold a convertible promissory note in the principal amount of $1,000,000 to a related party. The note mature three years after its initial issuance and has an interest rate of 4% per annum. The note is convertible at any time prior to maturity at the option of the holder into shares of common stock at $2.50 per share, subject to certain adjustments (“Conversion Price”) and will be automatically converted into shares of common stock at the Conversion Price after May 5, 2017 if after that date the common stock trades above the Conversion Price for 20 trading days with an average daily volume of at least 25,000 shares.

On October 27, 2015, the Company issued a convertible promissory note in the principal amount of $300,000 to an accredited investor for 20,000 shares of stock in a private company valued at $15 per share. The note mature three years after its initial issuance and has an interest rate of 4% per annum. The note is convertible at any time prior to maturity at the option of the holder into shares of common stock at $2.50 per share, subject to certain adjustments (“Conversion Price”) and will be automatically converted into shares of common stock at the Conversion Price after May 5, 2017 if after that date the common stock trades above the Conversion Price for 20 trading days with an average daily volume of at least 25,000 shares.

In October 2015, the Company issued 106,000 shares to a consultant pursuant to a six month agreement. The shares have a grant date fair value of $177,550 and vest over the life of the agreement.

In October 2015, the Company issued 100,000 shares to a consultant pursuant to a two month agreement. The shares have a grant date fair value of $167,500 and vest over the life of the agreement.

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

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to develop and commercialize our two oncology products. We are working with several CTC-based diagnostic companies and researchers to optimize our ViatarTM Collection System for Molecular Analysis to their process flow, and we intend to enter into additional such collaborations in the coming year. These activities will help facilitate market adoption of that product, and we anticipate having to complete various studies with clinical samples to demonstrate its efficacy. We will also seek to publish the results of those studies in peer-reviewed scientific journals. Our ability to complete such clinical studies, as well as to perform clinical studies for the ViatarTM Therapeutic Oncopheresis System is dependent on our ability to foster strong collaborative relationships with cancer researchers, other CTC technology platform companies, and companies which make DNA sequencing equipment or perform such services; to conduct the appropriate clinical studies; and to obtain favorable clinical data.

For the nine months ended September 30, 2015 and 2014, we generated $37,940 and $9,000 from commercial sales, respectively, from purchase orders submitted by ScreenCell. Assuming we are successful in completing development activities for the ViatarTM Collection System for Molecular Analysis, we expect to generate additional revenues during 2016 from sales of that product. However, significant revenues and growth will depend on market adoption of that product. Similarly, assuming we are successful in completing development activities for the ViatarTM Therapeutic Oncopheresis System, we expect to generate revenues in 2016; however, significant revenues and growth will depend on clinical studies showing its efficacy in mitigating the spread and growth of metastatic tumors and regulatory approval in the US.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300–Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the condensed consolidated financial statements. In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of this guidance on the condensed consolidated financial statements.

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

Three Months Ended September 30, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended September 30,		Change
	2015	2014	Dollars	Percent
Revenue
Sales	$13,985	$-	$13,985	100%
Cost of Revenue
Cost of Sales	3,830	-	3,830	100%
Gross Profit	10,155	-	10,155	100%
Expenses
Research and Development
Research and Development	523,824	548,157	(24,333)	(4)%
Clinical & Regulatory	154,054	4,164	149,890	*
Total R&D	677,878	552,321	125,557	23%
General and Administrative
General and Administrative	205,139	133,491	71,648	54%
Business Development	45,509	2,540	42,968	*
Total G&A	250,648	136,031	114,616	84%
Total Expenses	928,526	688,352	240,174	35%
Other Income (Expenses)
Interest Expense	(16,413)	(17,663)	1,250	7%
Total Other Income (Expense)	(16,413)	(17,663)	1,250	7%
Net Loss	$(934,784)	$(706,015)	$(228,769)	32%

* - Not significant.

Revenue

Commercial sales of $13,985 and $0 for the three months ended September 30, 2015 and 2014, respectively, arose in connection with evaluation testing of our filters and commercial sales. The increase is attributable to the integration of our filters into a diagnostic CTC company’s product line during the third quarter 2015. We do not expect to achieve significant sales until that and other potential customers undertake a full scale commercial rollout and successfully obtain widespread adoption by the research community.

Gross Profit

Gross profit for the three months ended September 30, 2015 was $10,155 or 73% of revenue.

Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of two categories of expenses: (i) research and development; and (ii) clinical trial and regulatory expenses.

R&D Expenses

The R&D component of this category was $523,824 for the three months ended September 30, 2015, a decrease of $24,333 or 4%, compared with $548,157 for the three months ended September 30, 2014. One of the largest components of the current quarter - $160,266 - was due to the non-cash expensing of restricted and unrestricted stock awards to employees issued pursuant to the 2014 Equity Incentive Plan compared to $346,379 for the three months ended September 30, 2014.  The balance for the three months ended September 30, 2015 and 2014 was $363,558 and $201,778, respectively. The increase was due to higher staffing levels, use of third-party engineering resources, and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $154,054 for the three months ended September 30, 2015, an increase of $149,890, compared with $4,164 for the three months ended September 30, 2014.  The increase was due to the first payment to a hospital that has agreed to conduct a pilot human clinical trial.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of G&A and business development expenses.

G&A Expenses

G&A expenses were $205,139 for the three months ended September 30, 2015, an increase of $71,648 or 54%, compared with $133,491 for the three months ended September 30, 2014. The increase is attributable to the increased professional fees since becoming a public filer in March 2015. We expect to incur approximately $60,000 per quarter of legal and accounting costs to remain compliant with the SEC required filings.

Business Development Expenses

Business development expenses were $45,509 for the three months ended September 30, 2015, an increase of $42,968, compared with $2,540 for the three months ended September 30, 2014.  The increase was due to higher costs to obtain new capital, including investor relation activities and meetings.

Interest Expense

Interest expense was $16,413 for the three months ended September 30, 2015 compared to $17,663 for the three months ended September 30, 2014. The current period expense is comprised of $14,123 for accrued interest in the outstanding NYC R&D tax credit appeal and $2,290 of accrued interest on debt. The prior period expense was primarily comprised of $14,636 for non-cash amortization of debt discount related to warrants issued with a demand note and $1,000 of accrued interest on debt.

Net Loss

Net loss was $934,784 for the three months ended September 30, 2015, an increase of $228,769 or 32%, compared with $706,015 for the three months ended September 30, 2014. The increase was primarily due to higher expenses as discussed above.

Nine Months Ended September 30, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine Months Ended September 30,		Change
	2015	2014	Dollars	Percent
Revenue
Sales	$37,940	$9,000	$28,940	322%
Cost of Revenue
Cost of Sales	7,660	-	7,660	100%
Gross Profit	30,280	9,000	21,280	236%
Expenses
Research and Development
Research and Development	1,732,079	907,152	824,927	91%
Clinical & Regulatory	157,077	75,298	81,779	109%
Total R&D	1,889,156	982,450	906,706	92%
General and Administrative
General and Administrative	755,363	772,159	(16,796)	(2)%
Business Development	192,753	34,017	158,736	467%
Total G&A	948,116	806,176	141,940	18%
Total Expenses	2,837,272	1,788,626	1,048,646	59%
Other Income (Expenses)
Change in Derivative Liability	-	1,800	(1,800)	(100)%
Interest Expense	(73,132)	(17,663)	55,469	314%
Total Other Income (Expense)	(73,132)	(15,863)	57,269	361%
Net Loss	$(2,880,124)	$(1,795,489)	$(1,084,635)	60%

Revenue

Commercial sales of $37,940 and $9,000 for the nine months ended September 30, 2015 and 2014, respectively, arose in connection with evaluation testing of our filters and commercial sales. The increase is attributable to the integration of our filters into a diagnostic CTC company’s product line during the third quarter 2015. We do not expect to achieve significant sales until that and other potential customers undertake a full scale commercial rollout and successfully obtain widespread adoption by the research community.

Gross Profit

Gross profit for the three months ended September 30, 2015 was $30,280 or 80% of revenue.

Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of two categories of expenses: (i) research and development; and (ii) clinical trial and regulatory expenses.

R&D Expenses

The R&D component of this category was $1,732,079 for the nine months ended September 30, 2015, an increase of $824,927 or 91%, compared with $907,152 for the nine months ended September 30, 2014. The largest component of the current period - $857,515 - was due to the non-cash expensing of restricted and unrestricted stock awards to employees issued pursuant to the 2014 Equity Incentive Plan compared to $346,379 for the nine months ended September 30, 2014. The balance for the nine months ended September 30, 2015 and 2014 was $874,564 and $560,773, respectively. The increase was due to higher staffing levels, use of third party engineering resources, and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $157,077 for the nine months ended September 30, 2015, an increase of $81,779, or 109%, compared with $75,298 for the nine months ended September 30, 2014.  The increase was due to the first payment to a hospital that has agreed to conduct a pilot human clinical trial.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of G&A and business development expenses.

G&A Expenses

G&A expenses were $755,363 for the nine months ended September 30, 2015, a decrease of $16,796 or 2%, compared with $772,159 for the nine months ended September 30, 2014. The decrease was due to the significant financial advisory and legal expenses incurred during the nine months ended September 30, 2014 in order to become a public filer.

We expect to incur approximately $60,000 per quarter of legal and accounting costs on a regular basis to remain compliant with required SEC filings.

Business Development Expenses

Business development expenses were $192,753 for the nine months ended September 30, 2015, an increase of $158,736, or 467%, compared with $34,017 for the nine months ended September 30, 2014.  The increase was due to higher costs to obtain new capital, including investor relation activities and meetings.

Interest Expense

Interest expense was $73,132 for the nine months ended September 30, 2015 compared to $17,663 for the nine months ended September 30, 2014. The current period expense is comprised of $30,088 of accrued interest in the outstanding NYC R&D tax credit appeal, $37,654 for non-cash amortization of debt discount related to warrants issued with a demand note and $5,390 of accrued interest on debt. The prior period expense was primarily comprised of $14,636 for non-cash amortization of debt discount related to warrants issued with a demand note and $1,000 of accrued interest on debt.

Net Loss

Net loss was $2,880,124 for the nine months ended September 30, 2015, an increase of $1,084,635 or 60%, compared with $1,795,489 for the nine months ended September 30, 2014. The increase was primarily due to higher expenses as discussed above.

 Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business by raising new capital. During the nine months ended September 30, 2015 and 2014 we raised $1,009,125 and $830,000, respectively, through equity financing and $350,000 and $0, respectively, through debt financing. In addition, we received $611,939 and $0 from the promissory note for common stock subscription during the nine months ended September 30, 2015 and 2014, respectively. We repaid $100,000 and $0, respectively, on two outstanding demand notes during the nine months ended September 30, 2015 and 2014, respectively.

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

In January 2015 we received a commitment from an existing shareholder to provide $1.5 million of financing by February 28, 2016.  As of November 13, 2015, we received $1,009,125 from the sale of common stock to accredited investors pursuant to that commitment. No warrants or commissions were paid in relation to these transactions.

In October 2015, the Company borrowed $1,000,000 from a related party in exchange for a 4% convertible promissory note due November 2018. In October 2015, the Company issued a 4% convertible promissory note of $300,000 due December 2018 in exchange for 20,000 shares of stock in a private company valued at $15 per share, which it is now seeking to monetize. We anticipate raising additional capital to fund operations for 2016.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $1,794,983 for the nine months ended September 30, 2015, compared to net cash used in operating activities of $812,933 for the nine months ended September 30, 2014. The change in cash used in operating activities was a result of the overall increase in expenses described above.

In all periods, the primary use of cash in operating activities was to fund operations.

Cash Used in Investing Activities

Inasmuch as we expense all purchased assets used in research and development activities, there was no cash used in investing activities in 2015 or 2014.

Cash Provided by Financing Activities

Net cash provided by financing activities was $1,871,064 for the nine months ended September 30, 2015, compared to net cash provided by financing activities of $880,000 for the nine months ended September 30, 2014. Our primary source of financing in all periods consisted of equity capital contributed by current and new investors, as well as debt financing from various lenders. Our ability to continue as a going concern relies on the continued availability of financing from these and other sources.

Contingencies

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. As of September 30, 2015, the 2011, 2012, and 2013 tax refunds have been received for these amounts. The City of New York ruled that the Company does not qualify for the tax credits. As of September 30, 2015, the Company accrued $762,637 on the condensed consolidated balance sheet which includes $135,750 of interest. The Company appealed the decision made by the City of New York. As of the date of this report, no decision has been made regarding the appeal.

Subsequent Events

On October 19, 2015, the Company sold a convertible promissory note in the principal amount of $1,000,000 to a related party. The note mature three years after its initial issuance and has an interest rate of 4% per annum. The note is convertible at any time prior to maturity at the option of the holder into shares of common stock at $2.50 per share, subject to certain adjustments (“Conversion Price”) and will be automatically converted into shares of common stock at the Conversion Price after May 5, 2017 if after that date the common stock trades above the Conversion Price for 20 trading days with an average daily volume of at least 25,000 shares.

On October 27, 2015, the Company issued a convertible promissory note in the principal amount of $300,000 to an accredited investor for 20,000 shares of stock in a private company valued at $15 per share. The note mature three years after its initial issuance and has an interest rate of 4% per annum. The note is convertible at any time prior to maturity at the option of the holder into shares of common stock at $2.50 per share, subject to certain adjustments (“Conversion Price”) and will be automatically converted into shares of common stock at the Conversion Price after May 5, 2017 if after that date the common stock trades above the Conversion Price for 20 trading days with an average daily volume of at least 25,000 shares. Subsequent to entering into the agreement, the Company agreed to sell those 20,000 shares for $240,000. As of the date of this filing, the Company owes the full principal on the note.

In October 2015, the Company issued 106,000 shares to a consultant pursuant to a six month agreement. The shares have a grant date fair value of $177,550 and vest over the life of the agreement.

In October 2015, the Company issued 100,000 shares to a consultant pursuant to a two month agreement. The shares have a grant date fair value of $167,500 and vest over the life of the agreement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Ilan Reich, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the quarter ended September 30, 2015. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective due to the deficiencies in the Company’s internal control over financial reporting identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management's assessment over financial reporting, management believes as of September 30, 2015, the Company's internal control over financial reporting was not effective due to the following deficiencies:

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 28, 2015, the Company sold 135,000 shares of its common stock to an accredited investor for a total purchase price of $226,125 with 87,750 shares sold at $1.50 per share and 47,250 shares sold at $2.00 per share.

On September 1, 2015, the Company granted 175,000 shares of its common stock to an employee as partial consideration for services. The shares shall vest 33% every year, beginning September 1, 2015 at which time 57,750 shares were issued.

On October 19, 2015, the Company sold a convertible promissory note in the principal amount of $1,000,000 to a related party. The note mature three years after its initial issuance and has an interest rate of 4% per annum. The note is convertible at any time prior to maturity at the option of the holder into shares of common stock at $2.50 per share, subject to certain adjustments (“Conversion Price”) and will be automatically converted into shares of common stock at the Conversion Price after May 5, 2017 if after that date the common stock trades above the Conversion Price for 20 trading days with an average daily volume of at least 25,000 shares.

On October 27, 2015, the Company issued a convertible promissory note in the principal amount of $300,000 to an accredited investor for 20,000 shares of stock in a private company valued at $15 per share. The note mature three years after its initial issuance and has an interest rate of 4% per annum. The note is convertible at any time prior to maturity at the option of the holder into shares of common stock at $2.50 per share, subject to certain adjustments (“Conversion Price”) and will be automatically converted into shares of common stock at the Conversion Price after May 5, 2017 if after that date the common stock trades above the Conversion Price for 20 trading days with an average daily volume of at least 25,000 shares. Subsequent to entering into the agreement, the Company agreed to sell those 20,000 shares for $240,000. As of the date of this filing, the Company owes the full principal on the note.

On October 16, 2015, the Company issued a total of 206,000 shares of its common stock to two consultants for services.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) for the issuance of the securities referenced herein pursuant to Section 4(a)(2) of the Securities Act because the issuance did not involve a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

4.1	Form of Convertible Promissory Note (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

**Furnished herewith.

(1)

Incorporated herein by reference the exhibits to the Company’s quarterly report on Form 10-Q filed with the SEC on August 10, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIATAR CTC SOLUTIONS INC.

Date: November 13, 2015	By:	/s/ Ilan Reich
Ilan Reich
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)