Form 10-K
period 2015-12-31
Viatar CTC Solutions Inc.
filed 2016-03-28
CIK 1616495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   [X ] Yes         [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ] Yes         [X ]   No

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

 [  ] Yes         [X] No

As of June 30, 2015, the aggregate market value of the Company’s common stock held by non-affiliates was approximately $26.5 million, based on the last price at which we had sold our common stock of $1.75 as of such date.

The number of shares of common stock of the Company outstanding as of March 28, 2016 is 18,605,426.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Cautionary Statement Regarding Forward Looking Statements

The discussion contained in this Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements”. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases like “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “target,” “expects,” “management believes,” “we believe,” “we intend,” “we may,” “we will,” “we should,” “we seek,” “we plan,” the negative of those terms, and similar words or phrases. We base these forward-looking statements on our expectations, assumptions, estimates and projections about our business and the industry in which we operate as of the date of the filing of this Annual Report. These forward-looking statements are subject to a number of risks and uncertainties that cannot be predicted, quantified or controlled and that could cause actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report describe factors, among others, that could contribute to or cause these differences. Actual results may vary materially from those anticipated, estimated, projected or expected should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect. Because the factors discussed in this Annual Report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statement made by us or on our behalf, you should not place undue reliance on any such forward-looking statement. New factors emerge from time to time, and it is not possible for us to predict which will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the date of the filing of this Annual Report or the date of documents incorporated by reference herein that include forward-looking statements.

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

•

The ViatarTM Therapeutic Oncopheresis System is designed to remove CTCs from a patient’s blood as a new cancer therapy for metastatic disease. The initial focus will be breast, colon or prostate cancer patients who have metastatic tumors and are refractory to standard of care chemotherapy or targeted therapy treatment. Metastatic tumors are responsible for 90% of cancer deaths, yet there are no effective or low-cost treatments. Unlike chemotherapy drugs, targeted therapy and immunotherapy drugs, which seek to treat metastatic cancer by targeting specific cells or pathways, the  Viatar TM  Therapeutic Oncopheresis System  seeks to reduce the tumor burden by the wholesale removal of CTCs via size-based filtration (similar to removal of toxins by dialysis). We believe this can augment the body’s immune system and slow the disease’s progression, thereby making some types of metastatic cancer a chronic rather than fatal condition.

We anticipate launching the ViatarTM Collection System for Molecular Analysis during 2016 once we receive the following regulatory clearances: initially with a CE Mark in Europe and Canada, followed by a 510K designation in the United States. This product consists of a small, bench top base unit (pumps, hardware and control system) and a single use fluid circuit. It is designed for use in a laboratory setting at a hospital, research lab or outpatient oncology clinic. The output from our product will be a tube or slide containing CTCs suitable for DNA amplification and sequencing, or analysis by virtually all other companies’ CTC technology platforms. We are currently engaged in research collaborations with several CTC technology platform companies with the goal of marketing and selling the  Viatar TM  Collection System for Molecular Analysis  through private label and distribution arrangements.

We anticipate launching the ViatarTM Therapeutic Oncopheresis System during 2017 with a CE Mark in Europe and Canada. Introduction in the United States will take several years, based on the anticipated PMA classification by the FDA. Our strategy is to conduct clinical trials outside the United States and then use the results of those trials to support approval of an investigational device exemption by the FDA. The Viatar TM Therapeutic Oncopheresis System will consist of a small base unit (pumps, hardware and control system) and an extracorporeal fluid circuit that is connected to a cancer patient’s central venous system. A treatment session will take approximately four hours, during which time the patient’s blood is circulated through our proprietary size-based filter. Most normal blood components—plasma, red blood cells and platelets—will be safely returned to the patient, while some white blood cells (WBCs) and numerous CTCs will be removed and discarded.

The ViatarTM Therapeutic Oncopheresis System is designed for use in a chemotherapy, dialysis or apheresis clinic in a hospital or outpatient setting by nurses or technicians who are trained to administer infusion, dialysis or apheresis treatments. We anticipate marketing and selling the  Viatar TM  Therapeutic Oncopheresis System  on a direct basis through our own dedicated sales force in key large markets (such as the United States, Germany, France, Italy, UK and Japan), and through distributors in other markets.

We were a limited liability company organized in the State of Delaware on December 18, 2007 under the name “Vizio Medical Devices LLC” and converted into a Delaware corporation on February 25, 2014 upon filing a certificate of conversion and a certificate of incorporation under the name “Viatar CTC Solutions Inc.”  We became a public company in 2015 through a registration statement on Form S-1.  Our common stock is quoted on the OTC Markets’ OTCQB with the ticker symbol “VRTT”.

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

A former collaboration partner owns less than 0.0001% of Viatar LLC, which is accounted for as a non-controlling interest.

Industry Overview

Cancer Market Overview

Cancer is a group of diseases characterized by excessive, uncontrolled growth of cells at various sites in the body. Cancer is a difficult to treat disease, and currently represents one of the top ten causes of death in all regions around the world.

The 2011 Pulitzer Prize book for general nonfiction, entitled The Emperor of All Maladies: A Biography of Cancer, astutely noted: “Cancer, as we now know, is a disease caused by the uncontrolled growth of a single cell. This growth is unleashed by mutations—changes in DNA that specifically affect genes that incite unlimited cell growth… The secret to battling cancer, then, is to find means to prevent these mutations from occurring in susceptible cells, or to find means to eliminate the mutated cells without compromising normal growth. The conciseness of that statement belies the enormity of the task” (emphasis added).

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

According to the World Health Organization (“WHO”), the global incidence of new cancer cases in 2012 was estimated at approximately 14.1 million. Among genders, men had a higher incidence of all types of cancer than women –7.43 million as compared to 6.66 million – as well as a higher overall mortality from cancer. In the American, European and Western Pacific regions, cancer is the second leading cause of death after cardiovascular disease.

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

Cancer cells contain genetic alterations compared to normal human cells. Common genetic abnormalities correlated to cancer include gains or losses of genetic material on specific chromosomal regions, or loci, or changes in specific genes, or mutations, which ultimately result in detrimental cellular changes followed by cancerous or pre-cancerous conditions. In addition, mutations within gene sequences, or single nucleotide variations, can give rise to aberrant proteins that do not perform their functions correctly, leading to uncontrolled cell growth. Such genetic alterations can be a result of multiple factors, including genetic predisposition, environmental or lifestyle factors, or viral infections. Importantly, these genetic changes can be identified using DNA sequencing to help guide appropriate treatment

Primary tumors consist of two major types of cells: the malignant cells and the stroma cells. While stroma cells are normal cells that support and nourish the tumor, the malignant cells are a heterogeneous group of cancerous cells that also have the potential to give rise to disease metastasis via dissemination of CTCs. CTCs are recognized as cancer cells that detached from primary or secondary tumors and enter the bloodstream, traveling nearby or to distant organs and forming new tumors.

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

This type of analysis is dependent on the availability of a recently obtained tissue biopsy for the pathologist to analyze. Such a biopsy is often not available. A tumor may not be readily accessible for biopsy, a patient’s condition may be such that a biopsy is not advised, and for routine periodic patient monitoring to evaluate potential progression or recurrence, a biopsy is a fairly invasive procedure and not typically performed. As the length of time between when the original biopsy, diagnosis or surgery is conducted to the current evaluation of the patient increases, the likelihood that an original biopsy specimen is truly representative of the current disease condition declines, as does the usefulness of the original biopsydfdf for making treatment decisions. This risk intensifies in situations where a drug therapy is being administered, because the drug can put selective pressure on the tumor cells to adapt and change.

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

The mechanism of intravasation - the process by which CTCs enter the bloodstream - is believed to be facilitated by the epithelial-mesenchymal transition (EMT). This transition appears to occur in principal tumor cells that have stem cell-like properties and are therefore the most invasive ones. During EMT, tumor cells lose their epithelial characteristics and acquire migratory properties that enhance their invasiveness and permit them to enter the blood circulation. Researchers have identified various cell markers  in certain subpopulations of WBCs as well as reduced levels of epithelial cytokeratins.

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

•

Our molecular diagnostic CTC technology platform—the ViatarTM Collection System for Molecular Analysis —is unique because it utilizes a larger blood sample to collect a far greater absolute quantity of CTCs from circulating blood without clogging (up to 50 mL drawn from a patient, instead of just 10mL) than alternative technology platforms, while also enhancing purity by reducing the number of WBCs. The output from our device can then be used as the raw material for processing and analysis by all other diagnostic CTC technology platforms, as well as directly for DNA sequencing. As such, it is a “front-end” rather than a competitor to other companies’ CTC technology platforms for research and development, early diagnosis, survival prognosis and therapy monitoring.

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

Additional support was published in 2015 by researchers who collected CTCs for 28 days from mice with breast cancer using an implanted “sponge”.  Upon autopsy, this technique (which is precisely analogous to Viatar’s therapeutic oncopheresis) showed: 88% reduction of tumor cells in the lungs; 30% fewer metastatic lesions in the lungs; and 75% reduction in the incidence of liver metastases.

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

The ViatarTM Therapeutic Oncopheresis System is derived from those paradigms. It utilizes mechanical filtration of blood as the therapy to remove CTCs, and a dosage regimen that will be determined through human clinical trials to maintain the absolute number of CTCs in the “safe zone” which delimits the probability of favorable survival.

Both of our oncology products are in the development stage, with significant design, materials validation, manufacturing scale-up and preclinical testing necessary before they can be used in human clinical trials. None of the capabilities of our two oncology products have been demonstrated yet in statistically significant clinical trials.

Commercialization Strategy

We anticipate launching the ViatarTM Collection System for Molecular Analysis during 2016 once we receive the following regulatory clearances: initially with a CE Mark in Europe and Canada, and later with a 510K designation in the United States. This product consists of a small, bench top base unit (pumps, hardware and control system) and a single use fluid circuit. It is intended for use primarily for research in a laboratory setting at a hospital, research lab or outpatient oncology clinic. The output from our product is a tube of CTCs suitable for DNA amplification and sequencing, or analysis by virtually all other companies’ CTC technology platforms. We are currently engaged in research collaborations with several companies and researchers with the goal of understanding the suitability of our technology to meet their needs and determining whether modifications are practicable and/or necessary. Our ultimate objective is to market and sell the Viatar TM  Collection System for Molecular Analysis  through private label and distribution arrangements. We believe that these prospective diagnostic partners will value the ability to augment existing instrumentation without causing a significant retool from either a manufacturing or regulatory standpoint.

Our primary research collaboration is with ScreenCell. We entered into the collaboration agreement with ScreenCell on December 2, 2013. The collaboration is one year and extends for further one year periods unless terminated upon advanced notice. Under our collaboration agreement, each party is responsible for its costs and expenses (except that ScreenCell has purchased custom-designed filters from us). We share equally with ScreenCell the intellectual property rights arising from that collaboration.  During 2015 and 2014 ScreenCell purchased $65,910 and $9,000, respectively of filters from us, which constituted 100% of our sales.

We anticipate launching the ViatarTM Therapeutic Oncopheresis System during 2017 with a CE Mark in Europe and Canada. Introduction in the United States will take several years, based on the anticipated PMA classification by the FDA. Our strategy is to conduct clinical trials outside the United States (targeted to begin in late 2016) and then use the results of those trials to support approval of an investigational device exemption by the FDA. The Viatar TM  Therapeutic Oncopheresis System  will consist of a small base unit (pumps, hardware and control system) and an extracorporeal fluid circuit that is connected to a cancer patient’s central venous system. A treatment session will take approximately four hours, during which time the patient’s blood is circulated twice through our proprietary size-based filter. Virtually all normal blood components—plasma, red blood cells, white blood cells and platelets—will be safely returned to the patient, while some white blood cells and numerous CTCs will be removed and discarded.

The ViatarTM Therapeutic Oncopheresis System is intended for use in a chemotherapy, dialysis or apheresis clinic in a hospital or outpatient setting by nurses or technicians who are trained to administer infusion, dialysis or apheresis treatments. We anticipate marketing and selling the  Viatar TM  Therapeutic Oncopheresis System  on a direct basis through our own dedicated sales force in key large markets (such as the United States, Germany, France, Italy, UK and Japan), and through distributors in other markets.

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

CTC removal as a cancer therapy. The second leg of our business strategy is to deploy our unique CTC removal technology as an extracorporeal device for the wholesale removal of CTCs from metastatic cancer patients as a therapy to mitigate the growth and spread of secondary tumors: the Viatar TM Therapeutic Oncopheresis System.

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

We previously conducted animal testing in 2012 on a prototype extracorporeal CTC removal device, but subsequently changed the type of filter being used. Our current strategy is to build an apheresis system specifically targeted to remove CTCs as a cancer therapy (therapeutic oncopheresis) based on filtration of 45 mL per minute. This would translate into treating two times a cancer patient’s entire blood volume during a four hour session (which is equivalent in time duration to a single dialysis session). We anticipate launching the Viatar TM Therapeutic Oncopheresis System during 2017 with a CE Mark in Europe and Canada. Introduction in the United States will take several years, based on the anticipated PMA classification by the FDA.

Our strategy is to conduct clinical trials outside the United States and then use the results of those trials to support approval of an investigational device exemption by the FDA. These clinical trials will serve as the basis for regulatory approval and reimbursement. While it is not possible to predict what reimbursement schedule third party payors might set for the Viatar TM  Therapeutic Oncopheresis System, existing apheresis applications (except for dialysis) are reimbursed at approximately $1,500 to $1,800 per treatment session. Given the fact that the number of patients with metastatic cancer is significantly greater than all current apheresis treatments combined (including dialysis), we assume that third party payors will need to assess the therapeutic benefits of our technology versus other therapeutic modalities (including drugs which cost approximately $100,000 or more annually). Our strategic goal is to lower the cost of cancer care so that it can be affordable by healthcare systems and a broader range of patients. Toward that end, we plan to periodically revise our pricing schedule downward so that the Viatar TM  Therapeutic Oncopheresis System  remains a low-cost therapy.

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

We expect that pharmaceutical and biopharmaceutical companies will increasingly focus attention and resources on the personalized cancer diagnostic and therapy sector as the potential and prevalence increases of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics. For example, the FDA has recently approved three such agents—Xalkori ® from Pfizer Inc. along with its companion anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc., Zelboraf ® from Daiichi-Sankyo/Genentech/Roche along with its companion B-raf kinase V600 mutation test from Roche Molecular Systems, Inc. and Tafinlar ® from GlaxoSmithKline along with its companion B-raf kinase V600 mutation test from bioMerieux. These recent FDA approvals are only the second, third and fourth instances of simultaneous approvals of a drug and companion diagnostic. The first approval was the 1998 approval of Genentech’s Herceptin ® for HER2 positive breast cancer along with the HercepTest from partner Dako A/S. Our competitors may invent and commercialize CTC technology platforms or tests that compete with ours.

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

We anticipate initially manufacturing our two oncology products at our facility in Lowell, MA and through contract assemblers also located in the United States.  We anticipate subsequently manufacturing the single use disposable portions of our products in foreign locations, such as Costa Rica, Thailand and/or Ireland.  Additional clean room space, production equipment and quality control equipment will be needed. We will source sub-components and sub-assemblies from third party manufacturers, depending on cost, quality and volume requirements. We anticipate renting additional space for our manufacturing and warehouse needs; most likely at or near our current location. There is sufficient commercial space at reasonable prices in the vicinity of our current location.

Intellectual Property

Our business is dependent on a combination of patent applications, trademarks, trademark applications, trade secrets and industry know-how, in order to protect the proprietary aspects of our technology and assure that we can manufacture and sell our products.

The Company’s patent portfolio applicable to our oncology products consists of four patent applications (three in the United States and one international), with anticipated expiration dates of 2030 to 2034 (assuming they are issued). These are now in various stages of examination.  We also have a provisional US patent application which has not yet been published.  The table below sets forth the information regarding our published patent applications:

Description	Jurisdiction	Filed Date	Status
Methods, systems, and devices for separating tumor cells	European Community	3/31/2011	Pending
Methods, systems, and devices for separating tumor cells	US	1/24/2014	Pending
Extracorporeal fluidic device for collecting circulating tumor cells and method of use thereof	US	8/6/2014	Pending
Systems, methods and devices for removing circulating tumor cells from blood	US	3/10/2015	Pending
New patent just filed: update		3/10/16

In connection with the discontinuation of our dialysis and congestive heart failure programs, we terminated all of our license and research agreements with Columbia University and others. There were no penalty or other payments made, and we no longer have any rights to the numerous patents and patent applications previously associated with those development programs.

We own the trade name Viatar in the United States, Canada, the 28 member countries of the European Community, Japan, India, Mexico and Russia. We also have trade name applications for Viatar pending in five other foreign countries.  We recently filed a trade name application for “Viatar the cancer dialysis company” in the United States.

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

•

Marketing Authorization. We must obtain FDA authorization to begin marketing a regulated, non-exempted product in the United States. For our Viatar TM  Collection System for Molecular Analysis, this authorization will be obtained by the submission and approval of a 510(k) pre-market notification, which generally provides data on the performance of the product to allow the FDA to determine substantial equivalence to a product already in commercial distribution in the United States. Our Viatar TM Therapeutic Oncopheresis System will probably go through a much stricter and time-consuming formal pre-market approval process which includes the review of non-clinical laboratory studies and clinical investigations, as well as an inspection by the FDA prior to market approval.

•

Quality Management System. We are required to establish a quality management system that includes procedures for ensuring regulated products are developed, manufactured and distributed in accordance with specified standards. We also must establish procedures for investigating and responding to customer complaints regarding the performance of regulated products. In December 2013 we obtained an ISO 13485 certification, which utilizes many of the same standards for an FDA-approved quality management system; and have successfully completed annual audits since then.

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

Employees

As of March 28, 2016, we had a total of 8 full-time employees. In addition, we retain an engineering firm based in the United States for development and regulatory compliance relating to obtaining the CE Mark, from which there are approximately 20 engineers assigned to our project, as well as consultants for sales and marketing and certain regulatory review activities.   We plan to hire additional staff as we expand research, production, business development, administrative, and sales and marketing programs. None of our employees is represented by a labor union.

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

Item 1A. Risk Factors

An investment in the Company’s common stock involves a high degree of risk. In determining whether to purchase the Company’s common stock, an investor should carefully consider all of the material risks described below, together with the other information contained in this report. An investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment.

Risks Relating to Our Financial Condition and Capital Requirements

We are an early stage company with a history of net losses; we expect to incur net losses in the future, and we may never achieve sustained profitability.

We have historically incurred substantial net losses, including net losses of $4.03 million in 2015 and $4.2 million in 2014 and we have never been profitable. At December 31, 2015, our total net loss since inception was approximately $22.18 million. Before 2011, we were pursuing a business plan relating to an ambulatory device for removal of excess fluids from kidney failure and congestive heart failure patients, which was unrelated to oncology. The portion of our accumulated deficit that relates to those activities during the period from inception through December 31, 2010 is approximately $9 million.

We expect our losses to continue as a result of costs relating to our research and development, clinical and regulatory activities, as well as sales and marketing costs.  These losses have had, and will continue to have, an adverse effect on our working capital, total assets and stockholders’ equity.  Because of the numerous risks and uncertainties associated with our commercialization efforts, we are unable to predict when we will become profitable, and we may never become profitable. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our inability to achieve and then maintain profitability would negatively affect our business, financial condition, results of operations and cash flows.

We will need to raise additional capital.

We will need to raise additional capital to expand our business to meet our long-term business objectives. Additional financing, which is not in place at this time, may be from the sale of equity or convertible or other debt securities in a public or private offering, from an additional credit facility or strategic partnership coupled with an investment in us or a combination of both. We may be unable to raise sufficient additional financing on terms that are acceptable to us, if at all. Failure to raise additional capital in sufficient amounts would significantly impact our ability to expand our business. For further discussion of our liquidity requirements as they relate to our long-term plans, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Risks Relating to Our Business and Strategy

If we are unable to generate sufficient sales for our two oncology products once commercialized, our revenues will be insufficient for us to achieve profitability.

We are in varying stages of research and development for our two oncology products and have not commenced any sales of our products. If we are unable to generate sufficient sales for those products once they are commercialized, we will not produce sufficient revenues to become profitable.

If we are unable to execute our sales and marketing strategy for our two oncology products and are unable to gain acceptance in the market, we may be unable to generate sufficient revenue to sustain our business.

Although we believe that our two oncology products represent a promising commercial opportunity, our products may never gain significant acceptance in the marketplace and therefore may never generate substantial revenue or profits for us. We will need to establish a market and build that market through collaborations with other companies, physician education, awareness programs and the publication of clinical trial results. Gaining acceptance in medical communities requires publication in leading peer-reviewed journals of results from studies using our planned products. The process of publication in leading medical journals is subject to a peer review process and peer reviewers may not consider the results of our studies sufficiently novel or worthy of publication. Failure to have our studies published in peer-reviewed journals would limit the adoption of our two oncology products.

Our ability to successfully market our two oncology products will depend on numerous factors, including:

•

conducting clinical studies with our two medical devices in collaboration with key thought leaders to demonstrate their use and value in important medical decisions;

•

whether our potential collaboration partners vigorously support our offerings;

•

the success of the sales force which we intend to hire;

•

whether healthcare providers believe our two oncology products provide clinical or therapeutic utility;

•

whether the medical community accepts that such products are sufficiently meaningful in patient care and treatment decisions; and

•

whether health insurers, government health programs and other third-party payors will cover and pay for such products and, if so, whether they will adequately reimburse us.

Failure to achieve widespread market acceptance of our two oncology products would materially harm our business, financial condition and results of operations.

If we cannot develop new products to keep pace with rapid advances in technology, medicine and science, our operating results and competitive position could be harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cancer. Several new cancer drugs have been approved, and a number of new drugs in clinical development may increase patient survival time. There have also been advances in methods used to identify patients likely to benefit from these drugs based on analysis of biomarkers and DNA sequencing. We must continuously develop new oncology products and enhance any existing products to keep pace with evolving standards of care. Our products could become obsolete unless we continually innovate and expand them to demonstrate benefit in the diagnosis and treatment of patients with cancer, which would have a material adverse effect on our business, financial condition and results of operations.

If our two oncology products do not continue to perform as expected, our operating results, reputation and business will suffer.

Our success depends on the market’s confidence that we can continue to provide reliable, high-quality products. We believe that our customers are likely to be particularly sensitive to safety issues, defects and errors. As a result, the failure of our two oncology products to perform as expected would significantly impair our reputation and public image, and we may be subject to legal claims arising from any safety issues, defects or errors.

If our sole facility becomes damaged or inoperable, or we are required to vacate the facility, our ability to sell and provide our two oncology products and pursue our research and development efforts may be jeopardized.

We currently conduct virtually all of our business from our facility in Lowell, Massachusetts.  We do not have any other facilities. Our facility and equipment could be harmed or rendered inoperable by natural or man-made disasters, including fire, storm, earthquake, flooding and power outages, which may render it difficult or impossible for us to run our business.  This may result in the loss of customers or harm to our reputation or relationships with scientific or clinical collaborators, and we may be unable to regain those customers or repair our reputation in the future. Furthermore, our facility and the equipment we use to perform our research and development work could be costly and time-consuming to repair or replace.  We carry insurance for damage to our property and the disruption of our business, but this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, if at all.

If we cannot compete successfully with our competitors, we may be unable to increase or sustain our revenues or achieve and sustain profitability.

Our principal competition comes from mainstream diagnostic methods, used by pathologists and oncologists for many years, which focus on tumor tissue analysis. It may be difficult to change the methods or behavior of oncologists to incorporate our CTC molecular diagnostic system in their practices in conjunction with or instead of tissue biopsies and analysis. In addition, companies offering capital equipment and kits or reagents to local pathology laboratories represent another source of potential competition. These kits are used directly by the pathologist, which can facilitate adoption.

While virtually all of the companies which offer molecular diagnostic tests are potential customers and/or collaboration partners for our molecular diagnostic system, CTC analysis is a new area of science and we cannot predict what tests or technologies others will develop that may compete with or provide results similar or superior to the results we are able to achieve with our product.  Currently, among the category of companies which we regard as potential customers and/or collaboration partners are Janssen Diagnostics, LLC (a unit of Johnson & Johnson), which markets its CellSearch® test; Atossa Genetics markets its ArgusCYTE® test, as well as public companies such as Alere (Adnagen) and Illumina as well as many private companies, including Apocell, EPIC Sciences, Clearbridge Biomedics, Cynvenio Biosystems, Fluxion Biosciences, RareCells, ScreenCell and Silicon Biosystems. Many of these groups, in addition to operating research and development laboratories, are establishing CLIA-certified testing laboratories while others are focused on selling equipment and reagents.

CTC removal via therapeutic oncopheresis is a new field and we cannot predict whether oncologists will accept it as a valid treatment methodology for metastatic cancers; or whether pharmaceutical and biopharmaceutical companies will develop targeted drugs or vaccines that achieve similar or better outcomes.  Mechanical separation of one species of cells from the blood is a long-established technology, and several research groups are investigating methods of using leukapheresis (either alone or in conjunction with a separation medium such as beads) to remove CTCs from a cancer patient’s blood.  Although we believe that those methods will be too cumbersome, expensive and have adverse side effects, there can be no assurance that other technologies will be developed which compete effectively against our therapeutic oncopheresis system.

We expect that pharmaceutical and biopharmaceutical companies will increasingly focus attention and resources on the personalized cancer diagnostic sector as the potential and prevalence of molecularly targeted oncology therapies approved by the FDA along with companion diagnostics increases. For example, the FDA has recently approved three such agents—Xalkori® from Pfizer Inc. along with its companion anaplastic lymphoma kinase FISH test from Abbott Laboratories, Inc., Zelboraf® from Daiichi-Sankyo/Genentech/Roche along with its companion B-raf kinase V600 mutation test from Roche Molecular Systems, Inc. and Tafinlar® from GlaxoSmithKline along with its companion B-raf kinase V600 mutation test from bioMerieux. These recent FDA approvals are only the second, third and fourth instances of simultaneous approvals of a drug and companion diagnostic, the first being the 1998 approval of Genentech’s Herceptin® for HER2 positive breast cancer along with the HercepTest from partner Dako A/S.

Some of our present and potential competitors have widespread brand recognition and substantially greater financial and technical resources and development, production and marketing capabilities than we do. Others may develop lower-priced CTC-based tests that payors, pathologists and oncologists could view as functionally equivalent to the benefits that can be obtained using our molecular diagnostic system and DNA sequencing, which could force us to lower the list price of our medical device and impact our operating margins and our ability to achieve and maintain profitability. In addition, technological innovations that result in the creation of enhanced diagnostic tools that are more sensitive or specific than DNA sequencing may enable other clinical laboratories, hospitals, physicians or medical providers to provide specialized diagnostic tests in a more patient-friendly, efficient or cost-effective manner than is currently possible. If we cannot compete successfully against current or future competitors, we may be unable to increase or create market acceptance and sales of our current or planned medical devices, which could prevent us from increasing or sustaining our revenues or achieving or sustaining profitability.

We expect to continue to incur significant expenses to develop and market oncology products, which could make it difficult for us to achieve and sustain profitability.

In recent years, we have incurred significant costs in connection with the development of our oncology products.  For the year ended December 31, 2015, our research and development expenses were $2.44 million.  For the year ended December 31, 2014, our research and development expenses were $1.31 million. We expect our expenses to increase from that level for the foreseeable future as we conduct studies of our two oncology tests, establish a sales and marketing organization, drive adoption of and reimbursement for those products and develop new oncology products. As a result, we need to generate significant revenues in order to achieve sustained profitability.

Clinical studies are important in demonstrating to both customers and payors a medical device’s clinical relevance and value. If we are unable to identify collaborators willing to work with us to conduct clinical studies, or the results of those studies do not demonstrate that a medical device provides clinically meaningful health outcomes and value, commercial adoption of such device may be slow, which would negatively impact our business.

Clinical studies show when and how to use a given medical device, and describe the particular clinical situations or settings in which it can be applied and the expected results. Clinical studies also show the impact of the results on patient care and management. Clinical studies are typically performed with collaborating oncologists at medical centers and hospitals, and generally result in peer-reviewed publications. Sales and marketing representatives use these publications to demonstrate to customers how to use a medical device, as well as why they should use it. These publications are also used with payors to obtain coverage for a procedure or test utilizing a medical device, helping to assure there is appropriate reimbursement.

We will need to conduct clinical studies for our two oncology products to drive adoption in the marketplace and reimbursement. Should we not be able to perform these studies, or should their results not provide clinically meaningful data and value for oncologists, adoption of our tests could be impaired and we may not be able to obtain reimbursement for them.

The loss of key members of our executive management team could adversely affect our business.

Our success in implementing our business strategy depends largely on the skills, experience and performance of key members of our executive management team and others in key management positions, including Ilan Reich, our Chief Executive Officer and President, and Stephen Keaney, our Vice President of Research & Development.  The collective efforts of each of these persons and others working with them as a team are critical to us as we continue to develop our technologies, tests and research and development and sales programs. As a result of the difficulty in locating qualified new management, the loss or incapacity of existing members of our executive management team could adversely affect our operations. If we were to lose one or more of these key employees, we could experience difficulties in finding qualified successors, competing effectively, developing our technologies and implementing our business strategy. We do not maintain “key person” life insurance on any of our employees.

In addition, we rely on collaborators, consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our collaborators, consultants and advisors are generally employed by employers other than us and may have commitments under agreements with other entities that may limit their availability to us.

The loss of a key employee, the failure of a key employee to perform in his or her current position or our inability to attract and retain skilled employees could result in our inability to continue to grow our business or to implement our business strategy.

There is a scarcity of experienced professionals in our industry. If we are not able to retain and recruit personnel with the requisite technical skills, we may be unable to successfully execute our business strategy.

The specialized nature of our industry results in an inherent scarcity of experienced personnel in the field. Our future success depends upon our ability to attract and retain highly skilled personnel, including scientific, technical, commercial, business, regulatory and administrative personnel, necessary to support our anticipated growth, develop our business and perform certain contractual obligations. Given the scarcity of professionals with the scientific knowledge that we require and the competition for qualified personnel among life science businesses, we may not succeed in attracting or retaining the personnel we require to continue and grow our operations.

Our inability to attract, hire and retain a sufficient number of qualified sales professionals in key large markets, and engage qualified distributors in small markets, would hamper our sales for our molecular diagnostic system and our therapeutic oncopheresis system, as well as our ability to expand geographically and to successfully commercialize any other products or services we may develop.

To succeed in selling our two oncology products, we must build a sales force in key large markets and engage qualified distributors in small markets.  These personnel and entities need to have extensive experience in oncology and close relationships with medical oncologists, nurses, pathologists and other hospital personnel. To achieve our marketing and sales goals, we will need to build our sales and commercial infrastructure, with which to date we have had little experience. Sales professionals with the necessary technical and business qualifications are in high demand, and there is a risk that we may be unable to attract, hire and retain the number of sales professionals with the right qualifications, scientific backgrounds and relationships with decision-makers at potential customers needed to achieve our sales goals. We expect to face competition from other companies in our industry, some of whom are much larger than us and who can pay greater compensation and benefits than we can, in seeking to attract and retain qualified sales and marketing employees. If we are unable to hire and retain qualified sales and marketing personnel, and engage qualified distributors, our business will suffer.

Our dependence on commercialization partners for sales of tests could limit our success in realizing revenue growth.

We intend to grow our business through the use of commercialization partners for the sales and marketing of our two oncology products, and to do so we must enter into agreements with these partners to sell, market or commercialize our medical devices. These agreements may contain exclusivity provisions and generally cannot be terminated without cause during the term of the agreement. We may need to attract additional partners to expand the markets in which we sell our medical devices. These partners may not commit the necessary resources to market and sell our two oncology products to the level of our expectations, and we may be unable to locate suitable alternatives should we terminate our agreement with such partners or if such partners terminate their agreement with us.  Any relationships we form with commercialization partners are subject to change over time.  If we cannot replace any diminution in revenues from a given distributor, our results will be weakened.

If current or future commercialization partners do not perform adequately, or we are unable to locate commercialization partners, we may not realize revenue growth.

We depend on third parties for the supply of blood samples and other biological materials that we use in our research and development efforts. If the costs of such samples and materials increase or our third party suppliers terminate their relationship with us, our business may be materially harmed.

We have relationships with suppliers and institutions that provide us with blood samples and other biological materials that we use in developing and validating our current test and our planned future tests. If one or more suppliers terminate their relationship with us or are unable to meet our requirements for samples, we will need to identify other third parties to provide us with blood samples and biological materials, which could result in a delay in our research and development activities and negatively affect our business. In addition, as we grow, our research and academic institution collaborators may seek additional financial contributions from us, which may negatively affect our results of operations.

We currently rely on third-party suppliers for critical materials needed to build our two oncology products, and any problems experienced by them could result in a delay or interruption of their supply to us.

We currently purchase raw materials for the single-use filter circuits in both of our oncology products under purchase orders and do not have long-term contracts with the supplier of these materials.  If suppliers were to delay or stop producing our materials, or if the prices they charge us were to increase significantly, or if they elected not to sell to us, we would need to identify other suppliers. We could experience delays in manufacturing critical components while finding another acceptable supplier, which could impact our results of operations. The changes could also result in increased costs associated with qualifying the new materials and in increased operating costs. Further, any prolonged disruption in a supplier’s operations could have a significant negative impact on our ability to manufacture those filter circuits in a timely manner.

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

If we were sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.

The marketing, sale and use of our two oncology products and any future products could lead to the filing of product liability claims against us if someone alleges that our medical devices failed to perform as designed. We may also be subject to liability for errors in the results we provide directly or indirectly to physicians or for a misunderstanding of, or inappropriate reliance upon, the information we provide. A product liability or professional liability claim could result in substantial damages and be costly and time-consuming for us to defend.

Although we believe that our existing product and professional liability insurance is adequate, our insurance may not fully protect us from the financial impact of defending against product liability or professional liability claims. Any product liability or professional liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could damage our reputation; result in the recall of medical devices; or cause current partners to terminate existing agreements and potential partners to seek other partners.  Any of these outcomes could impact our results of operations.

If we cannot support demand for our two oncology products once they achieve commercialization, including successfully managing the evolution of our technology and manufacturing platforms, our business could suffer.

As our volume of medical devices and single-use fluid circuits grows, we will need to increase our manufacturing capacity, implement automation, increase our scale and related processing, customer service, billing, collection and systems process improvements and expand our internal quality assurance program and technology to support those functions on a larger scale. Any increases in scale, related improvements and quality assurance may not be successfully implemented and appropriate personnel may not be available. As we commercialize additional medical devices, we may need to bring new equipment on line, implement new systems, technology, controls and procedures and hire personnel with different qualifications. Failure to implement necessary procedures or to hire the necessary personnel could result in a higher cost of processing or an inability to meet market demand. We cannot assure you that we will be able to manufacture our products once they achieve commercialization on a timely basis at a level consistent with demand, that our efforts to scale our commercial operations will not negatively affect the quality of our products or that we will respond successfully to the growing complexity of our business as it grows. If we encounter difficulty meeting market demand or quality standards for our two oncology products once they achieve commercialization, our reputation could be harmed and our future prospects and business could suffer, which may have a material adverse effect on our financial condition, results of operations and cash flows.

We may encounter manufacturing problems or delays that could result in lost revenue.

We currently manufacture our medical devices on a small scale basis at our Lowell facility and intend to continue to do so. We believe we currently have adequate manufacturing capacity for the first two years after commercialization.  If demand for our medical devices increases significantly, we will need to either expand our manufacturing capabilities or outsource to other manufacturers. If we or third party manufacturers engaged by us fail to manufacture and deliver our medical devices in a timely manner, our relationships with our customers could be seriously harmed. We cannot assure you that manufacturing or quality control problems will not arise as we attempt to increase the production or that we can increase our manufacturing capabilities and maintain quality control in a timely manner or at commercially reasonable costs. If we cannot manufacture our medical devices consistently on a timely basis because of these or other factors, it could have a significant negative impact on our ability to perform tests and generate revenues.

International expansion of our business would expose us to business, regulatory, political, operational, financial and economic risks associated with doing business outside of the United States.

Our business strategy contemplates international expansion, including partnering with cancer researchers and companies outside the United States, in particular Europe and Canada. Doing business internationally involves a number of risks, including:

•

multiple, conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•

failure by us or our distributors to obtain regulatory approvals for the sale or use of our current test and our planned future tests in various countries;

•

difficulties in managing foreign operations;

•

complexities associated with managing government payor systems, multiple payor-reimbursement regimes or self-pay systems;

•

logistics and regulations associated with shipping products manufactured in one country to another, including infrastructure conditions and transportation delays;

•

limits on our ability to penetrate international markets;

•

financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;

•

reduced protection for intellectual property rights, or lack of them in certain jurisdictions, forcing more reliance on our trade secrets, if available;

•

natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•

failure to comply with the Foreign Corrupt Practices Act, including its books and records provisions and its anti-bribery provisions, by maintaining accurate information and control over sales activities and distributors’ activities.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, have a material adverse effect on our financial condition, results of operations and cash flows.

Declining general economic or business conditions may have a negative impact on our business.

Continuing concerns over United States health care reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, may precipitate an economic slowdown and recession. If the economic climate deteriorates, our business, including our access to patient samples and the addressable market for diagnostic tests that we may successfully develop, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

Intrusions into our computer systems could result in compromise of confidential information.

Despite the implementation of security measures, our technology or systems that we interface with, including the Internet and related systems, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, or similar problems. Any of these might result in confidential medical, business or other information of other persons or of ourselves being revealed to unauthorized persons.

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. As part of the American Recovery and Investment Act 2009, or ARRA, Congress amended the privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA imposes limitations on the use and disclosure of an individual’s healthcare information by healthcare providers, healthcare clearinghouses, and health insurance plans, collectively referred to as covered entities. The HIPAA amendments also impose compliance obligations and corresponding penalties for non-compliance on individuals and entities that provide services to healthcare providers and other covered entities, collectively referred to as business associates. ARRA also made significant increases in the penalties for improper use or disclosure of an individual’s health information under HIPAA and extended enforcement authority to state attorneys general. The amendments also create notification requirements for individuals whose health information has been inappropriately accessed or disclosed: notification requirements to federal regulators and in some cases, notification to local and national media. Notification is not required under HIPAA if the health information that is improperly used or disclosed is deemed secured in accordance with encryption or other standards developed by the U.S. Department of Health and Human Services, or HHS. Most states have laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements and generate additional risks of enforcement for non-compliance. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws, to protect against security breaches and hackers or to alleviate problems caused by such breaches.

We depend on our information technology and telecommunications systems, and any failure of these systems could harm our business.

We depend on information technology and telecommunications systems for significant aspects of our operations. In addition, third-party vendors we may utilize for billing and collections may depend upon telecommunications and data systems provided by outside vendors and information we provide on a regular basis. These information technology and telecommunications systems support a variety of functions, including manufacturing, product tracking, quality control, customer service and support, billing and reimbursement, research and development activities, sales and marketing activities, regulatory and clinical activities, and our general and administrative activities. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from manufacturing our products or managing our business operations.  Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

Regulatory Risks Relating to Our Business

Healthcare policy changes, including recently enacted legislation reforming the U.S. health care system, may have a material adverse effect on our financial condition, results of operations and cash flows.

The 2010 Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, makes a number of substantial changes in the way health care is financed by both governmental and private insurers. Among other things, the ACA:

•

Mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule annual Consumer Price Index update of 1.75% for the years 2011 through 2015. In addition, a permanent productivity adjustment is made to the fee schedule payment amount, which could range from 1.1% to 1.4% each year over the next 10 years. These changes in payments may apply to some or all of the tests based on DNA sequencing which utilize our molecular diagnostic system which is furnished to Medicare beneficiaries.

•

Establishes an Independent Payment Advisory Board to reduce the per capita rate of growth in Medicare spending if spending exceeds a target growth rate. The Independent Payment Advisory Board has broad discretion to propose policies, which may have a negative impact on payment rates for services, including clinical laboratory services and therapeutic treatments such as our therapeutic oncopheresis system, beginning in 2016, and for hospital services beginning in 2020.

•

Requires each medical device manufacturer to pay an excise tax equal to 2.3% of the price for which such manufacturer sells its medical devices, beginning in 2013.  We believe that at this time this tax does not apply to our current test or to our products that are in development; nevertheless, this could change in the future if either the FDA or the Internal Revenue Service, which regulates the payment of this excise tax, changes its position.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers and suppliers of up to 2% per fiscal year, starting in 2013. The full impact on our business of the ACA and the sequester law is uncertain. In addition, the Middle Class Tax Relief and Job Creation Act of 2012, or MCTRJCA, mandated an additional change in Medicare reimbursement for clinical laboratory tests and therapeutic treatments. This legislation requires a rebasing of the Medicare Clinical Laboratory Fee Schedule to effect a 2% reduction in payment rates otherwise determined for 2013. This will serve as a base for 2014 and subsequent years. In January 2013, as a result of the changes mandated by the ACA and MCTRJCA, the Centers for Medicare & Medicaid Services, or CMS, reduced its reimbursement for laboratory tests for 2013 by approximately 3%.

Some of the tests and treatments that might utilize our two oncology products are subject to the Medicare Physician Fee Schedule and, under the current statutory formula, the rates for these services are updated annually. For the past several years, the application of the statutory formula would have resulted in substantial payment reductions if Congress failed to intervene. In the past, Congress passed interim legislation to prevent the decreases. On November 1, 2013, the CMS issued its 2014 Physician Fee Schedule Final Rule, or the 2014 Final Rule. In the 2014 Final Rule, CMS called for a reduction of approximately 23.7% in the 2014 conversion factor that is used to calculate physician reimbursement. If in future years Congress does not adopt interim legislation to block or offset, and/or CMS does not moderate, any substantial CMS-proposed reimbursement reductions, the resulting decrease in payments from Medicare could adversely impact our revenues and results of operations.

In addition, many of the Current Procedure Terminology, or CPT, codes that healthcare providers would use to bill for tests and treatments using our two oncology products once they are commercialized are subject to periodic revision.  We cannot predict whether future health care initiatives will be implemented at the federal or state level, or how any future legislation or regulation may affect us. The expansion of government’s role in the U.S. health care industry as a result of the ACA’s implementation as well as changes to the reimbursement amounts paid by Medicare or other payors for our current test and our planned future cancer diagnostic tests may reduce our profits, if any and have a materially adverse effect on our business, financial condition, results of operations and cash flows.

Our commercial success could be compromised if third-party payors, including managed care organizations and Medicare, do not provide coverage and reimbursement, breach, rescind or modify their contracts or reimbursement policies or delay payments for our two oncology products once they are commercialized.

Oncologists may not utilize our two oncology products once they are commercialized unless third-party payors, such as managed care organizations and government payors such as Medicare and Medicaid, pay a substantial portion of the price. Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests or treatments using our technologies are:

•

not experimental or investigational;

•

medically necessary;

•

appropriate for the specific patient;

•

cost-effective;

•

supported by peer-reviewed publications; and

•

included in clinical practice guidelines.

Uncertainty1 surrounds third-party payor reimbursement of any test or treatment incorporating new technology, including our two oncology products. Technology assessments of new medical devices conducted by research centers and other entities may be disseminated to interested parties for informational purposes. Third-party payors and health care providers may use such technology assessments as grounds to deny coverage for a test or procedure which uses those medical devices. Technology assessments can include evaluation of clinical studies, which define how a medical device is used in a particular clinical setting or situation.

Because each payor generally determines for its own enrollees or insured patients whether to cover or otherwise establish a policy to reimburse our two oncology products once they are commercialized, seeking payor approvals is a time-consuming and costly process. We cannot be certain that coverage for our two oncology products will be provided in the future. If we cannot obtain coverage and reimbursement from private and governmental payors such as Medicare and Medicaid for our two oncology products once they are commercialized, our ability to generate revenues could be limited, which may have a material adverse effect on our financial condition, results of operations and cash flow. Further, healthcare providers which utilize our two oncology products once they are commercialized will likely experience delays and interruptions in the receipt of payments from third-party payors due to missing documentation and/or other issues, which could cause delay in collecting our revenue.

We will indirectly depend on Medicare and a limited number of private payors for a significant portion of our revenues and if these or other payors stop providing reimbursement or decrease the amount of reimbursement for our two oncology products once they are commercialized, our revenues could suffer.

We believe that our two oncology products once they are commercialized will be used by a significant number of patients with Medicare coverage.  While we will sell our medical devices to healthcare providers or clinical testing services, who in turn will bill Medicare for tests or treatments that utilize our medical devices, we cannot provide you with assurance that Medicare and other third-party payors will not change their coverage policies or cancel future contracts with such healthcare providers at any time, review and adjust the rate of reimbursement or stop paying for our medical devices altogether, which would reduce our total revenues.

Payors have increased their efforts to control the cost, utilization and delivery of health care services. In the past, measures have been undertaken to reduce payment rates for and decrease utilization of the clinical laboratory testing and therapeutic treatments generally. Because of the cost-trimming trends, third-party payors that may cover and provide reimbursement for our two oncology products may suspend, revoke or discontinue coverage at any time, or may reduce the reimbursement rates payable to healthcare providers who might utilize our medical devices.  Any such action could have a negative impact on our revenues, which may have a material adverse effect on our financial condition, results of operations and cash flows.

Long payment cycles of Medicare, Medicaid and/or other third-party payors, or other payment delays, could hurt our cash flows and increase our need for working capital.

Medicare and Medicaid have complex billing and documentation requirements that the healthcare providers and clinical testing services who might utilize our medical devices must satisfy in order to receive payment, and the programs can be expected to carefully audit and monitor their compliance with these requirements. Those healthcare providers must also comply with numerous other laws applicable to billing and payment for healthcare services, including privacy laws. Failure to comply with these requirements may result in non-payment, refunds, exclusion from government healthcare programs, and civil or criminal liabilities, any of which may have a material adverse effect on our revenues and earnings. In addition, failure by third-party payors to properly process payment claims to those healthcare providers or clinical testing services in a timely manner could delay our receipt of payment for our products, which may have a material adverse effect on our cash flows.

If we do not receive regulatory approvals, we may not be able to commercialize our technology.

We may need FDA approval to market our products for diagnostic uses in the United States and approvals from foreign regulatory authorities to market products outside the United States. We have not yet filed an application with the FDA to obtain approval to market any of our proposed products. If we fail to obtain regulatory approval for the marketing of products, we will be unable to sell such products and will not be able to sustain operations.

If we seek to market our two oncology products in Europe, we need to receive a CE Mark. If we do not obtain a CE Mark for our products, we will be unable to sell these products in Europe and countries that recognize the CE Mark.

The regulatory review and approval process, which may include evaluation of preclinical studies and clinical trials of products, as well as the evaluation of manufacturing processes, is lengthy, expensive and uncertain. Securing regulatory approval for our oncology products may require the submission of extensive preclinical and clinical data and supporting information to regulatory authorities to establish such products’ safety and effectiveness for each indication.

Regulatory authorities generally have substantial discretion in the approval process and may either refuse to accept an application, or may decide after review of an application that the data submitted is insufficient to allow approval of the product. If regulatory authorities do not accept or approve our applications, they may require that we conduct additional clinical, preclinical or manufacturing studies and submit that data before regulatory authorities will reconsider such application. We may need to expend substantial resources to conduct further studies to obtain data that regulatory authorities believe is sufficient. Depending on the extent of these studies, approval of applications may be delayed by several years, or may require us to expend more resources than we may have available. It is also possible that additional studies may not suffice to make applications approvable. If any of these outcomes occur, we may be forced to abandon our applications for approval, which might cause us to cease operations.

We are subject to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we are unable to fully comply with such laws.

We are subject to health care fraud and abuse regulation and enforcement by both the federal government and the states in which we conduct our business. These health care laws and regulations include, for example:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal health care program such as the Medicare and Medicaid programs;

•

the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which established federal crimes for knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services;

•

federal false claims laws, which, prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to the federal government; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Further, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and certain criminal health care fraud statutes. Where the intent requirement has been lowered, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, because of amendments enacted in 2009 as part of the Fraud Enforcement and Recovery Act, the government may now assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Any action brought against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, and/or exclusion from participation in Medicare or state or federal health care programs, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. Any of the foregoing consequences could seriously harm our business and our financial results.

 Clinical research is heavily regulated and failure to comply with human subject protection regulations may disrupt our research program leading to significant expense, regulatory enforcement, private lawsuits and reputational damage.

Clinical research is subject to federal, state and, for studies conducted outside of the United States, international regulation. At the federal level, the FDA imposes regulations for the protection of human subjects and requirements such as initial and ongoing institutional board review; informed consent requirements, adverse event reporting and other protections to minimize the risk and maximize the benefit to research participants. Many states impose human subject protection laws that mirror or in some cases exceed federal requirements. HIPAA also regulates the use and disclosure of Protected Health Information in connection with research activities. Research conducted overseas is subject to a variety of national protections such as mandatory ethics committee review, as well as laws regulating the use, disclosure and cross-border transfer of personal data. The costs of compliance with these laws may be significant and compliance with regulatory requirements may result in delay. Noncompliance may disrupt our research and result in data that is unacceptable to regulatory authorities, data lock or other sanctions that may significantly disrupt our operations.

Intellectual Property Risks Related to Our Business

Our collaborators may assert ownership or commercial rights to inventions we develop from our use of the biological materials which they provide to us, or otherwise arising from the collaboration.

We collaborate with various institutions, physicians, researchers and companies in scientific matters. We may not always have written agreements with certain of such collaborators, or the written agreements we have do not cover intellectual property rights. Also, we rely on numerous third parties to provide us with blood samples and biological materials that we use to develop tests. If we cannot successfully negotiate sufficient ownership and commercial rights to any inventions that result from our use of a third party collaborator’s materials, or if disputes arise with respect to the intellectual property developed with the use of a collaborator’s samples, or data developed in a collaborator’s study, we may be limited in our ability to capitalize on the market potential of these inventions or developments.

If we are unable to maintain intellectual property protection, our competitive position could be harmed.

Our ability to protect our proprietary discoveries and technologies affects our ability to compete and to achieve sustained profitability. Currently, we rely on a combination of U.S. and foreign patents and patent applications, copyrights, trademarks and trademark applications, confidentiality or non-disclosure agreements, material transfer agreements, licenses, consulting agreements, work-for-hire agreements and invention assignment agreements to protect our intellectual property rights. We also maintain certain company know-how, trade secrets and technological innovations designed to provide us with a competitive advantage in the market place as trade secrets. Currently, we own and license over 30 U.S. and foreign patents and patent applications. While we intend to pursue additional patent applications, it is possible that our pending patent applications and any future applications may not result in issued patents. Even if patents are issued to us, third parties may independently develop similar or competing technology that avoids our patents. Further, we cannot be certain that the steps we have taken will prevent the misappropriation of our trade secrets and other confidential information as well as the misuse of our patents and other intellectual property, particularly in foreign countries where we have not filed for patent protection.

From time to time the U.S. Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office, or USPTO, may change the standards of patentability and any such changes could have a negative impact on our business.

We may face intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

From time to time we may face intellectual property infringement or misappropriation claims from third parties. Some of these claims may lead to litigation. The outcome of any such litigation can never be guaranteed, and an adverse outcome could affect us negatively. For example, were a third-party to succeed on an infringement claim against us, we may be required to pay substantial damages, including treble damages if such infringement were found to be willful. In addition, we could face an injunction, barring us from conducting the allegedly infringing activity. The outcome of the litigation could require us to enter into a license agreement which may not be pursuant to acceptable or commercially reasonable or practical terms or which may not be available at all.

It is also possible that an adverse finding of infringement against us may require us to dedicate substantial resources and time in developing non-infringing alternatives, which may or may not be possible. In the case of diagnostic tests, we would also need to include non-infringing technologies which would require us to re-validate the test. Any such re-validation, in addition to being costly and time consuming, may be unsuccessful.

Finally, we may initiate claims to assert or defend our own intellectual property against third parties. Any intellectual property litigation, irrespective of whether we are the plaintiff or the defendant, and regardless of the outcome, is expensive and time-consuming, and could divert our management’s attention from our business and negatively affect our operating results or financial condition.

Risks Relating to Our Common Stock

There is a limited market for our common stock which may make it more difficult for shareholders to dispose of their shares.

Our common stock is quoted on the OTCQB under the symbol “VRTT”. However, this is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchange, and there has been minimal reported trading to date in our common stock. These factors may have an adverse impact on the trading and price of our common stock.

We qualify as an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We qualify as an emerging growth company, as defined in the JOBS Act. For as long as we continue to be qualified as an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in registration statements, periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile if such a market for our Common Stock exists.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We may elect to take advantage of the benefits of this extended transition period once we become a public company. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Holders of our Series A Preferred Stock have voting rights that adversely affect voting rights of common stockholders.

            Under our certificate of incorporation, bylaws and certificate of designation for Series A Preferred Stock, holders of our Series A Preferred Stock have certain rights, preferences and privileges that adversely affect the rights of the holders of our Common Stock, including but not limited to the following:

•

our certificate of incorporation can only be altered, amended or repealed by the affirmative vote of the holders of a majority of all of the then outstanding shares of Series A Preferred Stock, voting as a single class, provided that there are at least 700,000 shares of Series A Preferred Stock outstanding;

•

any or all of the directors may be only removed for cause or without cause by the vote of a majority of the shares of the Series A Preferred Stock; and

•

the amendment, repeal or adoption of new bylaws of the Company is subject to the approval of holders of Series A Preferred Stock.

            These rights shift the ability to control the Company to the holders of Series A Preferred Stock and could negatively affect the market for our common stock.

Our Series B Preferred Stock has rights and preferences that adversely affect the equity ownership of common stockholders.

Under the certificate of designation for Series B Preferred Stock, holders of our Series B Preferred Stock have certain rights to receive dividends, convert into common stock, and receive distributions upon liquidation that are dilutive to the equity ownership of common stockholders.  Furthermore, future adjustments to those preferential rights may arise in the future if the Company is unable to achieve certain goals, or if new equity is raised at a price lower than $2.50 per share of common stock.  The Company recently issued $4.2 million of Series B Preferred Stock, and has authorization to issue an additional $3.8 million (which can be increased at the discretion of the Board of Directors).

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for stockholders to sell our common stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Voting power of our shareholders is highly concentrated by insiders.

Our officers and directors control, either directly or indirectly, a substantial portion of our voting securities. Therefore, our management may significantly affect the outcome of all corporate actions and decisions for an indefinite period of time including election of directors, amendment of charter documents and approval of mergers and other significant corporate transactions.

We do not intend to pay dividends for the foreseeable future.

We have paid no dividends on our common stock to date and we do not anticipate paying any dividends to holders of our common stock in the foreseeable future. While our future dividend policy will be based on the operating results and capital needs of the business, we currently anticipate that any earnings will be retained to finance our future expansion and for the implementation of our business plan. Investors should take note of the fact that a lack of a dividend can further affect the market value of our common stock, and could significantly affect the value of any investment in the Company.

Our certificate of incorporation allow for our board to create new series of preferred stock without further approval by our stockholders, which could adversely affect the rights of the holders of our common stock.

Our Board of Directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our Board of Directors has the authority to issue up to 20,000,000 shares of our preferred stock (of which 4,000,000 shares have been designated Series A Preferred Stock and are issued and outstanding; and 5,000,000 shares have been designated Series B Preferred Stock and approximately 1.7 million are issued and outstanding) without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than our common stock or that is convertible into our common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders. Although we have no present intention to issue any additional shares of preferred stock or to create any additional series of preferred stock, we may issue such shares in the future.

Item 1B.  Unresolved Staff Comments.

Not required for a smaller reporting company.

Item 2. Properties.

We lease approximately 6,070 square feet of space in Lowell, Massachusetts for use as our corporate headquarters, including manufacturing and research laboratories. The annual rent according is $91,050 per year payable in equal monthly installments of $7,587, plus the Company’s share of common area maintenance charges and electricity. The amended lease expires in June 2018, subject to a five year extension at the election of the Company.

Item 3. Legal Proceedings.

We are not party to, and our property is not the subject to, any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity and Related Stockholder Matters

Our common stock has been quoted on the OTCQB under the symbol “VRTT” since May 4, 2015. There has been minimal reported trading to date in our common stock.

The following table sets forth, for the periods indicated, the range of high and low intraday bid information per share of our common stock for the period indicated.

High

Low

Quarter ended 12/31/15

$

1.70

$

0.95

The above prices are believed to reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 28, 2016, there are approximately 101 holders of record of our common stock.

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

Set forth below is our equity compensation plan information as of December 31, 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	0	1,536,000
Total	0	$0	1,536,000

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

The dividend rate of the Series B preferred stock has been set at 9.5% annually, which accrues and is payable quarterly in additional shares of Series B preferred stock. The dividend rate will increase to 12% in the event that by March 31, 2018, the Company does not obtain CE Mark approval of its Therapeutic Oncopheresis System and generate at least $600,000 of gross profit in two fiscal quarters.  This potential increase in the dividend rate is conditioned on closing of the full $8 million of Series B financing by December 31, 2016.

Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2015, the Company issued 249,500 shares of common stock for services.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 6. Selected Financial Data.

Not required for a smaller reporting company.

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

We anticipate launching the ViatarTM Collection System for Molecular Analysis during 2016 once we receive the following regulatory clearances: first, a CE Mark in Europe and Canada, second, a 510K designation in the United States. We are currently engaged in research collaborations with several CTC platform technology companies with the goal of marketing and selling the Viatar TM  Collection System for Molecular Analysis through private label and distribution arrangements.

We anticipate launching the ViatarTM Therapeutic Oncopheresis System during 2016 with a CE Mark in Europe and Canada. Introduction in the United States will take several years, based on the anticipated PMA classification by the FDA. We anticipate marketing and selling the  Viatar TM  Therapeutic Oncopheresis System  on a direct basis through our own dedicated sales force in key large markets (such as the United States, Germany, France, Italy, UK and Japan), and through distributors in other markets.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to develop and commercialize our two oncology products. We are working with several CTC-based diagnostic companies to optimize our  Viatar TM  Collection System for Molecular Analysis  to their process flow, and we intend to enter into additional such collaborations in the coming year. These activities will help facilitate market adoption of that product, and we anticipate having to complete various studies with clinical samples to demonstrate its efficacy. We will also seek to publish the results of those studies in peer-reviewed scientific journals. Our ability to complete such clinical studies, as well as to perform clinical studies for the Viatar TM  Therapeutic Oncopheresis System  is dependent on our ability to foster strong collaborative relationships with cancer researchers, other CTC technology platform companies, and companies which make DNA sequencing equipment or perform such services; to conduct the appropriate clinical studies; and to obtain favorable clinical data.

For the years ended December 31, 2015 and 2014, we generated $65,910 and $9,000 from commercial sales, respectively. Assuming we are successful in completing development activities for the Viatar TM  Collection System for Molecular Analysis , we expect to generate revenues during 2016 from sales of that product. However, significant revenues and growth will depend on market adoption of that product. Similarly, assuming we are successful in completing development activities for the Viatar TM Therapeutic Oncopheresis System, we expect to generate revenues in 2017; however, significant revenues and growth will depend on clinical studies showing its efficacy in mitigating the spread and growth of metastatic tumors, and regulatory approval in the US.

Our operating expenses consist of general and administrative; research and development; clinical and regulatory; and business development. These expenses principally consist of personnel costs, outside services (such as cost of supporting clinical studies and regulatory consultants), laboratory equipment and consumables, rent and overhead, and legal and accounting fees.  We have also begun to incur significant capital costs for customized manufacturing and inspection equipment.   All of these expense and capital equipment categories will increase in the near-term, principally as a result of hiring additional personnel and contracting with outside engineering firms to complete the development of our two products; expanding the range and scope of clinical trials (both with cancer researchers as well as companies we collaborate with); hiring additional personnel to handle business development, sales and marketing activities; and hiring additional personnel or outside services to handle administrative functions.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition, and ASC 954-605, Health Care Entities, Revenue Recognition  which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. For contract partners, revenue is recorded based upon the contractually agreed upon fee schedule. When assessing collectability, we consider whether we have sufficient payment history to reliably estimate a payor’s individual payment patterns.

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

Years Ended December 31, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Year Ended December 31,		Change
	2015	2014	Dollars	Percent
Revenue
Sales	$65,910	$9,000	$$56,910	632%
Cost of Revenue
Cost of Sales	15,670	-	15,670	100%
Gross Profit	50,240	9,000	41,240	458%
Expenses
Research and Development
Research and Development	2,298,486	1,213,861	1,084,625	89%
Clinical & Regulatory	177,420	91,298	86,122	94%
Total R&D	2,475,906	1,305,159	1,170,747	90%
General and Administrative
General and Administrative	1,277,601	2,031,394	(753,793)	(37)%
Business Development	248,835	49,542	199,293	402%
Total G&A	1,526,436	2,080,936	(554,500)	(27)%
Total Expenses	4,002,436	3,386,095	578,997	17%
Other Income (Expenses)
Change in Derivative Liability	-	1,800	(1,800)	(100)%
Interest Expense	(114,183)	(91,785)	(22,398)	24%
Total Other Income (Expense)	(114,183)	(89,985)	(24,198)	27%
Loss Before Income Tax (Expense)	(4,066,286)	(3,467,080)	(599,206)	17%
Income tax (expense) benefit	-	(732,550)	732,550	(100)%
Net Loss	$(4,066,286)	$(4,199,630)	$$133,344	(3)%

Revenue

Commercial sales of $65,910 and $9,000 for the year ended December 31, 2015 and 2014, respectively, arose in connection with evaluation testing of our filters and commercial sales. The increase is attributable to the integration of our filters into a diagnostic CTC company’s product line during the third and fourth quarters 2015. We do not expect to achieve significant sales until that and other potential customers undertake a full scale commercial rollout and successfully obtain widespread adoption by the research community.

Gross Profit

Gross profit for the year ended December 31, 2015 was $50,240 or 76% of revenue.

Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of two categories of expenses: (i) research and development; and (ii) clinical trial and regulatory expenses.

R&D Expenses

The R&D component of this category was $2,298,486 for the year ended December 31, 2015, an increase of $1,084,625 or 89%, compared with $1,213,861 for the year ended December 31, 2014. The largest component of the current period - $938,978 - was due to the non-cash expensing of restricted and unrestricted stock awards to employees issued pursuant to the 2014 Equity Incentive Plan compared to $476,610 for the year ended December 31, 2014. The balance for the year ended December 31, 2015 and 2014 was $1,359,509 and $157,232, respectively. The increase was due to higher staffing levels, use of third party engineering resources, and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $177,420 for the year ended December 31, 2015, an increase of $86,122, or 94%, compared with $91,298 for the year ended December 31, 2014.  The increase was due to the first payment to a hospital that has agreed to conduct a pilot human clinical trial.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of G&A and business development expenses.

G&A Expenses

G&A expenses were $1,277,601 for the year ended December 31, 2015, a decrease of $753,793 or 37%, compared with $2,031,394 for the year ended December 31, 2014. The decrease was due to the significant financial advisory and legal expenses incurred during the year ended December 31, 2014 in order to become a public filer.

We incur approximately $60,000 per quarter of legal, accounting and investor relations costs in connection with our status as an SEC-reporting company.

Business Development Expenses

Business development expenses were $248,835 for the year ended December 31, 2015, an increase of $199,293, or 402%, compared with $49,542 for the year ended December 31, 2014.  The increase was due to higher costs to obtain new capital, including certain investor relation activities and meetings.

Interest Expense

Interest expense was $114,183 for the year ended December 31, 2015 compared to $91,785 for the year ended December 31, 2014. The 2015 period expense is comprised of $44,476 of accrued interest in the outstanding NYC R&D tax credit appeal, $43,873 for non-cash amortization of debt discount related to warrants issued with a demand note, and $25,834 of accrued interest on debt. The 2014 period expense was primarily comprised of $85,758 for non-cash amortization of debt discount related to warrants issued with a demand note and $6,027 of accrued interest on debt.

Net Loss

Net loss was $4,066,286 for the year ended December 31, 2015, an increase of $$133,344 or 3%, compared with $4,199,630 for the year ended December 31, 2014. The increase was primarily due to higher expenses as discussed above.

Three Months Ended December 31, 2015 and 2014

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended December 31,		Change
	(unaudited)
	2015	2014	Dollars	Percent
Revenue
Sales	$27,970	$-	$$27,970	100%
Cost of Revenue
Cost of Sales	8,010	-	8,010	100%
Gross Profit	19,960	-	19,960	100%
Expenses
Research and Development
Research and Development	566,407	306,709	259,698	85%
Clinical & Regulatory	20,343	16,000	4,343	27%
Total R&D	586,750	322,709	264,041	82%
General and Administrative
General and Administrative	522,238	1,259,235	(736,997)	(59)%
Business Development	56,082	15,525	40,557	261%
Total G&A	578,320	1,274,760	(696,440)	(55)%
Total Expenses	1,165,070	1,597,469	(432,399)	(27)%
Other Income (Expenses)
Interest Expense	(41,051)	(74,122)	33,071	(45)%
Total Other Income (Expense)	(41,051)	(89,985)	(24,198)	27%
Loss Before Income Tax (Expense)	(1,186,162)	(1,671,591)	485,429	(29)%
Income tax (expense) benefit	-	(732,550)	732,550	(100)%
Net Loss	$(1,186,162)	$(2,404,141)	$1,217,979	(51)%

Revenue

Commercial sales of $$27,970 and $0 for the three months ended December 31, 2015 and 2014, respectively, arose in connection with commercial sales. The increase is attributable to the integration of our filters into a diagnostic CTC company’s product line during the fourth quarter 2015. We do not expect to achieve significant sales until that and other potential customers undertake a full scale commercial rollout and successfully obtain widespread adoption by the research community.

Gross Profit

Gross profit for the three months ended December 31, 2015 was $19,960 or 71% of revenue.

Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of two categories of expenses: (i) research and development; and (ii) clinical trial and regulatory expenses.

R&D Expenses

The R&D component of this category was $566,407 for the three months ended December 31, 2015, an increase of $259,698 or 85%, compared with $306,709 for the three months ended December 31, 2014. One of the components of the three months ended December 31, 2015 - $48,457 - was due to the non-cash expensing of restricted and unrestricted stock awards to employees issued pursuant to the 2014 Equity Incentive Plan compared to $0 for the three months ended December 31, 2014. The balance for the three months ended December 31, 2015 and 2014 was $517,950 and $306,709 respectively. The increase was due to higher staffing levels, use of third party engineering resources, and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $20,343 for the three months ended December 31, 2015, an increase of $4,343, or 27%, compared with $16,000 for the three months ended December 31, 2014.

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of G&A and business development expenses.

G&A Expenses

G&A expenses were $522,238 for the three months ended December 31, 2015, a decrease of $736,997 or 59%, compared with $1,259,235 for the three months ended December 31, 2014. The decrease was due to the significant financial advisory and legal expenses incurred during the year ended December 31, 2014 in order to become a public filer.

Business Development Expenses

Business development expenses were $56,082 for the three months ended December 31, 2015, an increase of $40,557, or 261%, compared with $15,525 for the three months ended December 31, 2014.  The increase was due to higher costs to obtain new capital, including certain investor relation activities and meetings.

Interest Expense

Interest expense was $41,051 for the three months ended December 31, 2015 compared to $74,122 for the three months ended December 31, 2014. The current period expense is comprised of $14,389 of accrued interest in the outstanding NYC R&D tax credit appeal, $6,218 for non-cash amortization of debt discount related to warrants issued with a demand note and $20,444 of accrued interest on debt. The prior period expense was primarily comprised of $71,122 for non-cash amortization of debt discount related to warrants issued with a demand note and $3,000 of accrued interest on debt.

Net Loss

Net loss was $1,186,162 for the three months ended December 31, 2015, a decrease of $1,217,979 or 51%, compared with $2,404,141 for the three months ended December 31, 2014. The decrease was primarily due to lower expenses as discussed above.

 Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business by raising new capital. During the year ended December 31, 2015 and 2014 we raised $1,009,125 and $830,000, respectively, through equity financing and $1,350,000 and $200,000, respectively, through debt financing. In addition, we received $611,939 and $0 from the promissory note for common stock subscription during the year ended December 31, 2015 and 2014, respectively. We repaid $100,000 and $0, respectively, on two outstanding demand notes during the year ended December 31, 2015 and 2014, respectively.

We have a limited operating history and our business is subject to all of the usual risks inherent in establishing and growing a new business enterprise. See “Risk Factors” at page 25.   As of December 31, 2015, we had an accumulated deficit of approximately $22.2 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss until we can obtain regulatory approval to commercialize our Therapeutic Oncopheresis System and secure widespread market acceptance and favorable reimbursement rates.  While we currently have sufficient cash on hand to fund operating and capital expenses for the next year, we anticipate that substantial additional capital will be needed in order to achieve profitability; probably on the order of $8-15 million.

In January 2015 we received a commitment from an existing shareholder to provide $1.5 million of financing by February 28, 2016. This commitment was satisfied through (a) the sale of an aggregate of 697,000 shares of common stock to accredited investors for proceeds of $1,009,125 (for an average price of $1.45 per share) net of offering costs of $134,750, and (b) the exchange of 4% Convertible Notes for stock of a non-publicly traded company.

In October 2015, the Company borrowed $1,000,000 from a related party in exchange for a 4% convertible promissory note due November 2018. In October 2015, the Company issued a 4% convertible promissory note of $900,000 due December 2018 in exchange for 60,000 shares of stock in a private company valued at $15 per share, which was monetized in February 2016.

During the first quarter of 2016, the Company raised approximately $4.2 million of cash through the sale of approximately 1.7 million shares of Series B Preferred Stock. The investors are existing, accredited shareholders of the Company.

The Company anticipates raising substantial additional equity capital in 2016, as well as funds from grants for research, development and clinical activities.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $2,458,387 for the year ended December 31, 2015, compared to net cash used in operating activities of $1,115,418 for the year ended December 31, 2014. The change in cash used in operating activities was a result of the overall increase in expenses described above.

In all periods, the primary use of cash in operating activities was to fund operations.

Cash Provided by Investing Activities

During the year ended December 31, 2015, the Company received proceeds of $240,000 from the sale of the investment in a non-publicly traded company. The increase in cash was offset by $175,583 utilized for the purchase of equipment. There was no cash used in investing activities in 2014.

Cash Provided by Financing Activities

Net cash provided by financing activities was $2,871,064 for the year ended December 31, 2015, compared to net cash provided by financing activities of $1,080,000 for the year ended December 31, 2014. Our primary source of financing in all periods consisted of equity capital contributed by current and new investors, as well as debt financing from various lenders. While we currently have sufficient cash on hand to fund operating and capital expenses for the next year, we anticipate that substantial additional capital will be needed in order to achieve profitability; probably on the order of $8-15 million.

Contingencies

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. As of December 31, 2015, the 2011, 2012, and 2013 tax refunds have been received for these amounts. The City of New York ruled that the Company does not qualify for the tax credits. As of December 31, 2015, the Company accrued $777,026 on the consolidated balance sheet which includes $150,138 of interest. The Company appealed the decision made by the City of New York. As of the date of this report, no decision has been made regarding the appeal.

Subsequent Events

During the first quarter of 2016 the Company sold all of its remaining stock of a non-publicly traded company for aggregate cash proceeds of $480,000.  Consequently, the Company's investment in a non-publicly traded company was reduced to $0.

During the first quarter of 2016, the Company raised approximately $4.2 million of cash through the sale of approximately 1.7 million shares of Series B Preferred Stock. The investors are existing, accredited shareholders of the Company.  The shares of Series B Preferred Stock:

·

•

have a stated value of $2.50 and a conversion price of $2.50, subject to certain adjustments;

•

are convertible into such number of shares of common stock as determined by dividing the number of shares of Series B Preferred Stock being converted, multiplied by the stated value, divided by the conversion price then in effect;

•

are entitled to one vote for each share of Series B Preferred Stock on any matter submitted to  holders of common stock;

•

are entitled to dividends at the annual rate of 9.5% (which will increase to 12% in the event that by March 31, 2018, the Company does not obtain CE Mark approval of its Therapeutic Oncopheresis System and generate at least $600,000 of gross profit in two fiscal quarters, subject to certain conditions), payable quarterly in shares of Series B Preferred Stock;

•

upon any liquidation, will be entitled to receive, prior to any payments in respect of the Company’s common stock, an amount equal to the stated value plus any accrued but unpaid dividends;

•

beginning in 2022, will automatically convert into common stock in the event that the closing price of the common stock is at least $4.00 for 20 consecutive trading days  with a minimum average trading volume of at least 25,000 shares for such period.

In conjunction with that financing the terms of the Company’s Series A Preferred Stock were amended to provide that it will not participate in dividends payable in shares of Series B Preferred Stock to the holders of the Series B Preferred Stock, and to provide that the liquidation amount payable to the holders of Series A Preferred Stock will be paid following payment of the liquidation amount due to holders of Series B Preferred Stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Viatar CTC Solutions, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Viatar CTC Solutions, Inc. and Subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  Viatar CTC Solutions, Inc. and Subsidiary’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viatar CTC Solutions, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rosenberg Rich Baker Berman & Company

Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

March 28, 2016

Viatar CTC Solutions Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$ 508,445	$ 31,351
Prepaid expenses	247,659	-
Total current assets	756,104	31,351

Property and equipment, net	172,793	-

Investment in non-publicly traded company	480,000	-
TOTAL ASSETS	$ 1,408,897	$ 31,351

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 217,977	$ 290,210
Accrued income tax liability	777,026	732,550
Demand note payable	-	50,000
Convertible notes payable - net of long term	-	93,495
Total current liabilities	995,003	1,166,255

Convertible notes payable, net	2,126,218	-

TOTAL LIABILITIES	3,121,221	1,166,255

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Series A preferred stock, $.001 par value, 20,000,000 shares authorized, 4,000,000 shares issued and outstanding at
December 31, 2015 and 2014, respectively	4,000	4,000
Common stock, $.001 par value, 100,000,000 shares authorized,18,605,426 and 16,814,426 shares issued and outstanding at December 31, 2015 and 2014, respectively	18,606	16,815
Common stock subscription and interest receivable	-	(605,475)
Additional paid-in capital	20,492,974	17,611,374
Accumulated deficit	(22,217,527)	(18,151,789)
Total stockholders' deficit	(1,701,947)	(1,125,075)

Noncontrolling interest	(10,377)	(9,829)

TOTAL STOCKHOLDERS' DEFICIT	(1,712,324)	(1,134,904)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,408,897	$ 31,351

See notes to consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014

REVENUE
Sales	$ 65,910	$ 9,000

COST OF REVENUE
Cost of sales	15,670	-

GROSS MARGIN	50,240	9,000

EXPENSES
Research and development	2,475,907	1,305,159
General and administrative	1,526,436	2,080,936
TOTAL EXPENSES	4,002,343	3,386,095

LOSS FROM OPERATIONS	(3,952,103)	(3,377,095)

OTHER INCOME (EXPENSE)
Change in value of derivative liability	-	1,800
Interest expense	(114,183)	(91,785)

TOTAL OTHER INCOME (EXPENSE)	(114,183)	(89,985)

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(4,066,286)	(3,467,080)

Income tax (expense) benefit	-	(732,550)

NET LOSS	(4,066,286)	(4,199,630)
Net loss attributable to noncontrolling
interest in consolidated subsidiary	(548)	(311)

NET LOSS ATTRIBUTABLE TO
STOCKHOLDERS	$ (4,065,738)	$ (4,199,319)

See notes to consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2015 and 2014

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Subscription and Interest Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Deficit
Balance, January 1, 2014	4,000,000	$ 4,000	14,496,561	$ 14,497	$ (721,782)	$ 14,265,710	$ (13,952,470)	$ (390,045)	$ (9,669)	$ (399,714)
Issuance of stock and warrants, net of offering costs of $93,750	-	-	671,250	671	-	829,329	-	830,000	-	830,000
Issuance of warrants with notes	-	-	-	-	-	21,381	-	21,381	-	21,381
Issuance of stock upon exercise of warrants	-	-	50,000	50	-	49,950	-	50,000	-	50,000
Issuance of stock and warrants upon conversion of demand note	-	-	60,000	60	-	104,802	-	104,862	-	104,862
Issuance of stock for license	-	-	29,731	30	-	29,701	-	29,731	-	29,731
Issuance of stock for services	-	-	941,063	941	-	1,550,122	-	1,551,063	-	1,551,063
Issuance of stock to settle liability	-	-	195,821	196	-	241,446	-	241,642	-	241,642
Issuance of stock per incentive plan	-	-	370,000	370	-	476,240	-	476,610	-	476,610
Issuance of preferred stock based compensation	-	-	-	-	-	-	-	-	-	-
Transfer from derivative liability classification to equity classification	-	-	-	-	-	9,000	-	9,000	-	9,000
Interest on common stock receivable	-	-	-	-	(33,693)	33,693	-	-	-	-
Receipt of promissory note	-	-	-	-	150,000		-	150,000	-	150,000
Contribution of services from noncontrolling interest	-	-	-	-	-	-	-	-	151	151
Net loss	-	-	-	-	-	-	(4,199,319)	(4,199,319)	(311)	(4,199,630)
Balance, December 31, 2014	4,000,000	4,000	16,814,426	16,815	(605,475)	17,611,374	(18,151,789)	(1,125,075)	(9,829)	(1,134,904)

Issuance of stock and warrants, net of offering costs of $134,750	-	-	697,000	697	-	1,008,428	-	1,009,125	-	1,009,125
Issuance of warrants with demand notes	-	-	-	-	-	31,149	-	31,149	-	31,149
Issuance of stock per incentive plan	-	-	545,000	545	-	938,433	-	938,978	-	938,978
Issuance of stock for services			549,000	549		897,126	-	897,675	-	897,675
Interest on common stock receivable	-	-	-	-	(6,464)	6,464	-	-	-	-
Cash received for common stock receivable and interest	-	-	-	-	611,939	-	-	611,939	-	611,939
Contribution of services from noncontrolling interest	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	(4,065,738)	(4,065,738)	(548)	(4,066,286)
Balance, December 31, 2015	4,000,000	$ 4,000	18,605,426	$ 16,815	-	$ 20,492,974	$ (22,217,527)	$ (1,701,947)	$ (10,377)	$ (1,712,324)

See notes to consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,066,286)	$ (4,199,630)
Adjustments to reconcile net loss to net cash used in
operating activities:
Issuance of stock for services	1,588,994	2,027,673
Contribution of services from noncontrolling interest	-	29,882
Amortization of discount on debt	43,872	85,758
Depreciation expense	2,790	-
Change in derivative liability	-	(1,800)
Changes in operating assets and liabilities:
Tax refund receivable	-	147,997
Accrued expenses	(72,233)	62,152
Accrued income tax expense	44,476	732,550
Net cash used in operating activities	(2,458,387)	(1,115,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in non-publicly traded company	240,000	-
Purchase of equipment	(175,583)	-

Net cash provided by investing activities	64,417	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand note	50,000	50,000
Repayment of demand notes	(100,000)	-
Proceeds from convertible note payable	1,300,000	150,000
Proceeds from promissory note for common stock subscription	611,939	-

See notes to consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Consolidated Financial Statements

December 31, 2015 and 2014

1.

NATURE OF OPERATIONS

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

Since inception, the Company has not generated significant revenues. As reflected in the accompanying consolidated financial statements, the Company has a net loss and net cash used in operations of $4,066,286 and $2,458,387, respectively, for the year ended December 31, 2015. As of December 31, 2015 the Company had a working capital and an accumulated deficit totaling $413,894 and $22,217,527, respectively.  The Company’s continued existence is dependent upon several factors, including (a) obtaining funding, whether in the form of equity, or debt investments, licensing revenues, strategic collaboration payments or grants from government or other sources, (b) success in achieving its research and development goals, (c) obtaining regulatory approvals, and (d) gaining market acceptance and/or distribution or strategic partners for its products.

The Company has raised approximately $17.5 million of capital since its inception, including $16.1 million of the sale of common stock, $1.4 million from convertible notes and $100,000 of demand notes. Management is continually pursuing additional funding sources.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Viatar CTC Solutions, Viatar and amounts related to a noncontrolling interest in Viatar. The noncontrolling interest represents a 0.01% ownership interest in Viatar at December 31, 2015 and 2014. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at December 31, 2015 or 2014.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of December 31, 2015 and 2014, the carrying amount of cash and cash equivalents, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	5 years

Cost-Method Investment

The Company’s cost-method investment in a non-publicly traded company is included in the consolidated balance sheets and is carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over this company. The Company monitors this investment for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. Realized gains and losses on this investment are reported in other income (expense), net in the consolidated statements of operations. There have not been any impairment losses of cost-method investments through December 31, 2015.

Revenue Recognition

The Company records revenue for products when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products. The Company generally meets these criteria upon shipment.

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products. Costs include product cost, freight, packaging, and labor costs.

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

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2012

As discussed in Note 10, the Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years.

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

The Company had the following potential common stock equivalents at December 31, 2015:

Restricted stock awards	1,296,000
Common stock warrants, exercise price range of $1.00-$2.00	535,000
Conversion feature on convertible notes, exercise price of $2.50	880,000
Total common stock equivalents	2,711,000

The Company had the following potential common stock equivalents at December 31, 2014:

Restricted stock awards	370,000
Common stock warrants, exercise price range of $1.00-$2.00	485,000
Total common stock equivalents	855,000

Since the Company reflected a net loss during the years ended December 31, 2015 and 2014, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

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

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of this guidance on the consolidated financial statements.

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

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

3.

PROPERTY AND EQUIPMENT

Property and equipment on December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
Machinery and Equipment	$175,583	$-

Less: Accumulated Depreciation	2,790	-
	$172,793	$-

Depreciation expense charged to income for the year ended December 31, 2015 and 2014 amounted to $2,790 and $0, respectively.

4.

INVESTMENT IN NON-PUBLICLY TRADED COMPANY

During the fourth quarter of 2015, the Company issued convertible promissory notes to an accredited investor for an aggregate total of 60,000 shares of stock in a non-publicly traded company which it valued at $720,000 based on the subsequent sale of a portion of those shares during the period for $12 per share. The Company subsequently sold 20,000 shares in November 2015 for approximately $240,000 resulting in a reduction of the investment. As of December 31, 2015, the balance of the investment was $480,000.

The following table summarizes the activity for the investment in non-publicly traded company:

December 31, 2015
Balance at January 1, 2015	$-
Additions – stock of non-publicly traded company	720,000
Disposal – sale of stock of non-publicly traded company	(240,000)
Balance at December 31, 2015	$480,000

5.

CONVERTIBLE NOTES PAYABLE

In April 2013, the Company borrowed $100,000 of cash in exchange for a 4% convertible promissory note due April 30, 2015 and a five-year warrant to purchase 50,000 shares of common stock at $2 each. The note is convertible at any time prior to maturity at the option of the holder at $2 per share of common stock (50,000 shares). The relative fair value of the warrant issued was $32,525 based on the Black-Scholes option pricing model. The fair value of the warrant was recorded as a discount and is being amortized over two years based on the straight line method, which approximates the effective interest method. The unamortized discount at December 31, 2015 and 2014 was $0 and $6,505, respectively. The note requires interest payments semi-annually. In April 2015 the note and the related warrants were extended for an additional two year period maturing in April 2017. Based on management’s review, the accounting for debt modification applied.

During the third and fourth quarters of 2015, the Company borrowed an aggregate of $1.3 million of cash in exchange for 4% convertible notes (the “4% Convertible Notes”) with the following terms: (i) maturing on October 1, 2018 ($300,000) and November 1, 2018 ($1,000,000); (ii) quarterly cash interest of 4%; (iii) convertible at any time at the holder’s option at $2.50 per share; and (iv) automatically convertible after May 5, 2017 at $2.50 per share if after that date the common stock trades above that price for 20 trading days with an average daily volume of 25,000 shares. As discussed in Note 8, $1.0 million was borrowed from a related party.

During the fourth quarter 2015, the Company issued 4% Convertible Notes in the aggregate principal amount of $900,000 in exchange for 60,000 shares of stock in a non-publicly traded company valued at $15 per share. Upon issuance of the notes, a debt discount of $180,000 was recorded for the value of the common shares of the private company. The debt discount will be amortized over the earlier of (i) the term of the debt or (ii) conversion of the debt, using the straight-line method which approximates the effective interest method. The amortization of debt discount is included as a component of interest expense in the consolidated statements of operations. There was an aggregate unamortized debt discount of $173,782 and $0 as of December 31, 2015 and 2014, respectively.

6.

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

7.

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

8.

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

In December 2014, the Company borrowed an aggregate of $50,000 in exchange for an interest free demand note from a former member of the board of managers. In addition, warrants to purchase 50,000 shares of common stock at $1.00 per share were granted to the lender. The warrants expire in 2019 and have an exercise price of $1.00. The relative fair value of the warrant issued was $21,381 based on the Black-Scholes option pricing model. See Note 9 for assumptions utilized. As a result of this transaction, the Company recorded a debt discount and corresponding amortization expense of $21,381. The loan was repaid in January 2015.

In January 2015, the Company borrowed an aggregate of $50,000 in exchange for an interest free demand note from a former member of the board of managers. In addition, warrants to purchase 50,000 shares of common stock at $1.00 per share were granted to the lender. The warrants expire in 2020 and have an exercise price of $1.00. The relative fair value of the warrant issued was $31,149 based on the Black-Scholes option pricing model. See Note 9 for assumptions utilized. As a result of this transaction, the Company recorded a debt discount and corresponding amortization expense of $31,149. The loan was repaid in January 2015.

In October 2015, the Company sold a 4% Convertible Note in the principal amount of $1,000,000 to a related party. See Note 5.

9.

STOCKHOLDERS’ EQUITY (DEFICIT)

On February 25, 2014, the Company converted from a limited liability company to a C corporation pursuant to Delaware law, and changed its name from Vizio Medical Devices LLC to Viatar CTC Solutions Inc. Each Class A member unit was converted into one share of common stock and each Class B member unit was converted into one share of Series A Preferred Stock (the “Series A Preferred Stock”). Each warrant to purchase Class A member units was converted into one warrant to purchase one share of common stock. The 2010 Incentive Plan was amended to provide for the issuance of common stock instead of Class B member units, and 3,000,000 shares of common stock are reserved for future issuance.

The Company’s capital structure consists of the authorization to issue 100,000,000 shares of common stock and 20,000,000 shares of Preferred Stock, which may be issued in series as designated by the Board of Directors. Each series of Preferred Stock shall have such voting and other rights as designated at the time of establishment by the Board of Directors.

Each issued share of common stock and Series A Preferred Stock has one vote and the approval of a majority of the Series A Preferred Stock, voting as a separate class, is required to approve any corporate action. The Series A Preferred Stock is entitled to participate in dividends, rights issuances and property distributions on the same terms that the Class B member units had since the formation of the Company; namely, 20% of the dividends, rights and property distributed to common stockholders. Upon liquidation of the Company, the Series A Preferred Stock is entitled to 20% of the liquidation value, subject to a priority $13,470,000 allocation to the common shares. This formulation preserves the right of the former Class B member units to participate in profits once the holders of Class A member units recouped their aggregate capital contributions.

As of February 25, 2014, immediately following the conversion of the Company from a limited liability company to a C corporation, 15,196,292 shares of common stock and 4,000,000 shares of Series A Preferred Stock were issued and outstanding. Also as of that date, 410,000 shares of common stock were reserved for issuance pursuant to warrants at prices ranging from $1 to $2 per share and expiring through 2019.

During January 2015, the Company received $611,939 for the payoff of notes originally issued to purchase common stock receivable and all accrued interest.

In January 2015, the Company entered into an equity financing agreement with a third party who committed to raise an aggregate of $1.5 million by February 28, 2016.  This commitment was satisfied through (a) the sale of an aggregate of 697,000 shares of common stock to accredited investors for proceeds of $1,009,125 (for an average price of $1.45 per share) net of offering costs of $134,750, and (b) the exchange of 4% Convertible Notes for stock of a non-publicly traded company (See Note 4).

During the year ended December 31, 2015, the Company expensed an aggregate of $1,588,994 on the consolidated statement of operations for stock based compensation for services provided:

(i)

During the year ended December 31, 2015, the Company issued an aggregate of 549,000 shares of common stock with an aggregate grant date fair value of $897,675 based on a per share price of $1.50 to $2.00 to advisors and consultants as consideration of services rendered and consulting agreements. The Company expensed an aggregate of $650,016 as stock-based compensation to general and administrative expenses.

(ii)

During the year ended December 31, 2015, the Company granted an aggregate of 545,000 shares of common stock under the 2014 Incentive Plan to three employees as compensation for services. The shares have a grant date fair value of $910,000 based on a per share price of $1.50 and $1.75 and are subject to immediate vesting or vesting terms ranging from 1 to 2 years. For the year ended December 31, 2015, the Company expensed $938,978 as stock-based compensation to research and development expenses.

As of December 31, 2015, 18,282,176 shares of common stock and 4,000,000 shares of Series A Preferred Stock were issued and outstanding. See Note 2 for a description of potential common stock equivalents.

Restricted Stock

The Company periodically grants restricted stock awards to certain employees pursuant to the 2014 Incentive Plan that typically vest one to two years from their grant date. As noted above, the Company recognized an aggregate of $938,978 and $476,610 in compensation expense during the years ended December 31, 2015 and 2014, respectively, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At December 31, 2015 and 2014, the Company had approximately $235,211 and $263,195, respectively, of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized through September 2017.

	Restricted Stock	Weighted Average Exercise Price

Non-vested – January 1, 2014	-	$-
Granted	370,000	$2.00
Vested	(150,000)	$2.00
Forfeited/Cancelled	-	$-
Non-vested – December 31, 2014	220,000	$2.00
Granted	545,000	$1.67
Vested	(500,833)	$1.80
Forfeited/Cancelled	-	$-
Non-vested – December 31, 2015	264,167	$1.68

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2014	275,000		$1.46
Exercisable –January 1, 2014	-		$-
Granted	260,000		1.29
Exercised	(50,000)		$-
Forfeited/Cancelled		$
Outstanding – December 31, 2014	485,000		$1.46
Exercisable – December 31, 2014	485,000		$1.46
Granted	50,000		$1.00
Exercised	-		$-
Forfeited/Cancelled	-		$-
Outstanding – December 31, 2015	535,000		$1.42
Exercisable – December 31, 2015	535,000		$1.42

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.00	535,000	3.16 years	$1.42	535,000	$1.42

The following table summarizes the range of assumptions the Company utilized to estimate the fair value of the convertible note and warrants, and derivative liability issued during the year ended December 31, 2015:

Assumptions	December 31, 2015	December 31, 2014

Expected term (years)	5.00	5.00
Expected volatility	100%	100%
Risk-free interest rate	1.47%	1.63-1.73%
Dividend yield	0.00%	0.00%

The expected warrant term is based on the remaining contractual term. The expected volatility is based on historical-volatility of peer entities whose stock prices were publicly available. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related warrant at the valuation date. Dividend yield is based on historical trends.

10.

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

Per FASB ASC 740-10, disclosure is not required of an uncertain tax position unless it is considered probable that a claim will be asserted and there is a more-likely-than-not possibility that the outcome will be unfavorable. Using this guidance, as of December 31, 2015, the Company has no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.  The Company's 2014, 2013, and 2012 Federal and State tax returns remain subject to examination by their respective taxing authorities. Neither of the Company's Federal, State or local tax returns are currently under examination, except as noted below in regards to the New York City tax audit.

Components of deferred tax assets are as follows:

	December 31,
	2015	2014
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$5,241,131	$4,922,166
Stock-based compensation	1,153,287	623,229
Change in value of derivative liability	-	(612)
Less valuation allowance	(6,394,413)	(5,544,783)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended
	December 31,
	2015	2014
U.S. statutory federal tax rate	(34.0%)	(34.0%)

Shares issued for services	13.2%	13.6%

Change in fair value of derivative liability	(0.0%)	(0.0%)

Change in valuation allowance	20.8%	20.4%

Effective income tax rate	0.0%	0.0%

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. As of December 31, 2015, the 2011, 2012, and 2013 tax refunds have been received for these amounts. The City of New York ruled that the Company does not qualify for the tax credits. As of December 31, 2015, the Company accrued $777,026 on the consolidated balance sheet which includes $150,138 of interest. The Company appealed the decision made by the City of New York. As of the date of this report, no decision has been made regarding the appeal.

11.

SUBSEQUENT EVENTS

During the first quarter of 2016 the Company sold all of its remaining stock of a non-publicly traded company for aggregate cash proceeds of $480,000.  Consequently, the Company's investment in a non-publicly traded company was reduced to $0 (see Note 4).

During the first quarter of 2016, the Company raised approximately $4.2 million of cash through the sale of approximately 1.7 million shares of a new class of Preferred Stock designated as “Series B Preferred Stock”.  The shares of Series B Preferred Stock:

·

•

have a stated value of $2.50 and a conversion price of $2.50, subject to certain adjustments;

•

are convertible into such number of shares of common stock as determined by dividing the number of shares of Series B Preferred Stock being converted, multiplied by the stated value, divided by the conversion price then in effect;

•

are entitled to one vote for each share of Series B Preferred Stock on any matter submitted to  holders of common stock;

•

are entitled to dividends at the annual rate of 9.5% (which will increase to 12% in the event that by March 31, 2018, the Company does not obtain CE Mark approval of its Therapeutic Oncopheresis System and generate at least $600,000 of gross profit in two fiscal quarters, subject to certain conditions), payable quarterly in shares of Series B Preferred Stock;

•

upon any liquidation, will be entitled to receive, prior to any payments in respect of the Company’s common stock, an amount equal to the stated value plus any accrued but unpaid dividends;

•

beginning in 2022, will automatically convert into common stock in the event that the closing price of the common stock is at least $4.00 for 20 consecutive trading days  with a minimum average trading volume of at least 25,000 shares for such period.

In conjunction with that financing the terms of the Series A Preferred Stock were amended to provide that it will not participate in dividends payable in shares of Series B Preferred Stock to the holders of the Series B Preferred Stock, and to provide that the liquidation amount payable to the holders of Series A Preferred Stock will be paid following payment of the liquidation amount due to holders of Series B Preferred Stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of Ilan Reich, our Chief Executive Officer and Chief Financial Officer (principal executive and principal financial officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s management is also required to assess and report on the effectiveness of the Company’s internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of the Company’s financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  This evaluation was conducted by Ilan Reich, the Company’s Chief Executive Officer and Chief Financial Officer. Based on our evaluation, we determined that, as of December 31, 2015, our internal control over financial reporting was not effective.

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

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by the Company’s registered public accounting firm.

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

During the three months ended December 31, 2015, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following are our executive officers and directors. Once directors and officers liability insurance becomes available to us at a reasonable and affordable price, we anticipate adding several independent directors with operational experience in finance and life sciences companies, as well as medical researchers and practitioners who specialize in oncology.  Until that time, Mr. Ilan Reich will continue to serve as the sole director.

Executive Officers & Directors	Position/Title	Age	Position Held Since
Ilan Reich	Chairman and Director, Chief Executive Officer and Chief Financial Officer	61	2008
Stephen Keaney	Vice President, Research & Development	54	2014

Ilan Reich has more than 16 years of CEO experience in medical device and instrumentation companies and has served as our Chairman and CEO since he founded the Company in 2008. From 2001 until 2007, Mr. Reich served as a corporate advisor on a variety of projects, including for RainDance Technologies (from 2006 to 2007), Warburg Pincus (2007), and Gabelli Partners (from 2005 to 2006). From 1998-2001, he served as Executive Vice President (between January 22, 1998 and December 22, 1998) a director (between January 22, 1998 and January 4, 2001), President (from December 22, 1998 to January 4, 2001) and Co-CEO (between March 8, 2000 and January 4, 2001) of Inamed Corporation, a medical device manufacturer of implants for plastic surgery, aesthetics and obesity.

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

In 1986, Mr. Reich pleaded guilty to two counts of mail and securities fraud arising from his tipping confidential information to a third party at two intervals during 1980 to 1984 regarding merger and acquisition transactions in which Mr. Reich’s law firm was involved. Mr. Reich did not receive any compensation for providing that information. He paid a fine to the US Treasury, served a prison term, was disbarred as an attorney in New York, and consented to an injunction on future violations. In 1995, Mr. Reich was readmitted to the New York bar. Mr. Reich’s career was the subject of a profile in Fortune Magazine in June 2007.

Stephen Keaney has over 25 years of engineering, product development and regulatory experience in bringing medical devices from the design stage to market at a variety of major medical device companies. Mr. Keaney has been an employee of the Company since 2012 (with the title of Director of Research and Development) and was appointed Vice President of Research and Development in 2014. Prior to this, he served as a project manager for Volcano Corporation from 2008 to 2012, where he led a cross functional team to develop a deflectable forward looking intravascular ultrasound catheter with radiofrequency ablation capabilities. From 2004 to 2008, Mr. Keaney worked as an R&D Manager at Boston Scientific Corporation. From 2003 to 2004, Mr. Keaney was a Director in Foster Corporation, where he managed a team of four engineers to provide engineering consulting services to medical and industrial clients. Before 2002, Mr. Keaney served as project manager/engineer for more than 10 years with CardiFocus, Inc. (from 2000 to 2002), Implemed, Inc. (from 1995 to 1999), and C.R. Bard, Inc. (from 1989 to 1994). Mr. Stephen received his B.S. in Plastics Engineering from the University of Massachusetts, Lowell and he has completed all course requirements to receive his D. Eng. in engineering from the University of Massachusetts, Lowell.

Board Committees and Independence

We are not required and do not have any independent members of the Board of Directors. As we do not have any board committees, the Board as a whole carries out the functions of audit, nominating and compensation committees. We do have an audit committee financial expert.

Family Relationships

There are no family relationships between any of our executive officers and directors.

Involvement in Certain Legal Proceedings

Our executive officers and directors have not been involved in any of the following events during the past ten years:

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

Code of Ethics

We have a code of ethics that applies to all employees, including the Company’s executive officers and directors. Our code of ethics is available on the Company’s website (www.viatarctcsolutions.com).

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2015, we were not subject to Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our executive officers for the years ended December 31, 2015 and 2014.

Name and principal position	Year	Salary	Bonus	Stock Awards		Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Ilan Reich Chief Executive	2015	$0	$0	$0		$0	$0	$0	$0	$0
Officer and Chairman	2014	$0	$0	$0		$0	$0	$0	$0	$0
Stephen Keaney	2015	$287,821	$0	$0		$0	$0	$0	$0	$287,821
Vice President (1)	2014	$175,231	$0	$500,000	(2)	$0	$0	$0	$0	$675,231

(1) Mr. Keaney has been an employee of the Company since 2012 and was appointed as a Vice President in 2014.

(2) In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to the officers during 2014, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. The shares were valued at the grant date value of $2.00 per share based upon the most recent issuance price at the time of issuance or a total grant date fair value of $500,000. All shares of restricted stock that were issued and outstanding are being amortized over their respective vesting periods. The Company expensed an aggregate $113,636 and $386,364 during the years ended December 31, 2015 and 2014, respectively, in relation to the awards granted to Mr. Keaney. For a description of the assumptions used to calculate the amounts in the table, see Note 2 – Summary of Significant Accounting Policies found in the Notes to Consolidated Financial Statements in this report.

Employment Agreements

None.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information regarding the outstanding equity awards held by each of the named executive officers as of December 31, 2015.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Ilan Reich	0	0	0	0	-	0	0	0	0
Steven Keaney	0	0	0	0	-	0	0	250,000(1)	500,000 (2)

(1) Mr. Keaney was awarded 250,000 restricted shares of Common Stock under the 2014 Equity Incentive Plan on August 27, 2014 with the first installment of 125,000 shares vested immediately and the remaining 125,000 shares vested on April 15, 2015.

(2) The shares were valued at the grant date value of $2.00 per share based upon the most recent issuance price at the time of issuance.

Board Compensation

During the year ended December 31, 2015, our sole director did not receive any compensation except as reflected in the summary compensation table above.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our voting securities by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of March 28, 2016.

Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Ownership (1)		Percent Of Class (1) (2)
Principal Stockholders
Common Stock	I. Reich Family LP (4)	2,625,000	(5)	12.9%
Common Stock	Winchester Fund of Funds (6)	3,171,390	(7)	15.6%
Common Stock	Yaron Reich	1,330,000	(8)	6.6%

Executive Officers and Directors
Common Stock	Ilan Reich	2,635,000	(9)	13.0%

Common Stock	Stephen Keaney	275,000		1.4%
All Executive Officers and Directors as a Group (two persons)		2,910,000		14.3%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 28, 2016 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage based on 18,605,426 shares of common stock and 1,679,696 shares of Series B Preferred Stock outstanding as of March 28, 2016.

(3)	Unless otherwise noted, the address is c/o Viatar CTC Solutions Inc., 116 John Street, Suite 10, Lowell, Massachusetts 01852.

(4)	Mr. Ilan Reich has sole voting and investment control over shares owned by the I. Reich Family LP. The address of this entity is 29 Clive Hills Rd., Short Hills, NJ 07078.

(5)

   Includes 400,000 shares issuable upon conversion of a convertible note.

(6)	Mr. Ali Taj has voting and investment control over shares owned by Winchester Fund of Funds. The address of this entity is 52 Mulligan Lane, Irvington, NY 10533.

(7)	Includes 120,000 shares issuable upon conversion of a convertible note and 1,166,390 shares issuable upon conversion of Series B Preferred Stock. .
(8)

Includes 970,000 shares of common stock, and warrants to purchase 160,000 shares of common stock exercisable within 60 days; and 200,000 shares issuable upon conversion of Series B Preferred Stock. Mr. Yaron Reich is the brother of Mr. Ilan Reich.

(9)

Includes (i) 10,000 shares of common stock held directly by Mr. Ilan Reich, (ii) 2,225,000 shares of common stock held by I. Reich Family LP, over which Mr. Ilan Reich holds voting and dispositive power through the corporate general partner, and (iii) 400,000 shares issuable upon conversion of a convertible note held by I. Reich Family LP.

Mr. Ilan Reich also owns 4,000,000 shares of our Series A Preferred Stock, representing 100% of the issued and outstanding shares of Series A Preferred Stock. For information regarding Series A Preferred Stock, please see Note 9 to the financial statements included in this Form 10-K.

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

In January 2013, we borrowed an aggregate of $60,000 in exchange for a demand note from Mr. Yaron Reich, a former member of the board of managers of Vizio Medical Devices LLC and the brother of Mr. Ilan Reich, our Chairman and Chief Executive Officer. The loan was interest free. In February 2014 this note was converted into 60,000 shares of common stock and a warrant to purchase 60,000 shares of common stock at $1.00 per share, expiring in 2019.

In each of December 2014 and January 2015, we borrowed from Mr. Yaron Reich $50,000 in exchange for a demand note and a warrant to purchase 50,000 shares of common stock at $1.00 per share, expiring in 2019 and 2020, respectively. The loans are interest free. In January 2015, these loans were repaid in full.

Mr. Ilan Reich established the 2010 Equity Incentive Plan of Vizio Medical Devices LLC, our predecessor, and funded the plan with 1,000,000 Class B Units owned by him. Those securities were converted into shares of Series A Participating Preferred Stock (“Series A Preferred Stock”) upon Vizio’s conversion into a corporation on February 25, 2014. Pursuant to the terms of the Company’s 2014 Equity Incentive Plan, the Company substituted shares of common stock of the Company for the vested shares of Series A Preferred Stock on a 1:1 basis; and those shares of Series A Preferred Stock automatically reverted back to Mr. Reich’s ownership. The purpose of this arrangement was to provide the holders with a security (common stock) which will be liquid and marketable, and to shift the burden of the employee stock plan to all shareholders in contemplation of the Company going public. In October 2014 we exchanged an aggregate of 595,000 shares of Series A Preferred Stock (originally issued by Vizio to seven people under the 2010 Equity Incentive Plan as Class B member units) for an aggregate of 595,000 shares of Common Stock and returned those exchanged shares to Mr. Ilan Reich, our Chairman and Chief Executive Officer, who was the managing member of Vizio (all as contemplated by the 2010 Equity Incentive Plan).

In October 2015, the Company sold a 4% Convertible Note in the principal amount of $1,000,000 to I. Reich Family LP. The note mature three years after its initial issuance and has an interest rate of 4% per year. The note is convertible at any time prior to maturity at the option of the holder into shares of common stock at $2.50 per share, subject to certain adjustments (“Conversion Price”) and will be automatically converted into shares of common stock at the Conversion Price after May 5, 2017 if after that date the common stock trades above the Conversion Price for 20 trading days with an average daily volume of at least 25,000 shares.

In October 2015, the Company issued a convertible promissory note in the principal amount of $300,000 to Winchester Fund of Funds, a greater than 5% stockholder of the Company, for 20,000 shares of stock in a private company valued at $15 per share. The note mature three years after its initial issuance and has an interest rate of 4% per annum. The note is convertible at any time prior to maturity at the option of the holder into shares of common stock at $2.50 per share, subject to certain adjustments (“Conversion Price”) and will be automatically converted into shares of common stock at the Conversion Price after May 5, 2017 if after that date the common stock trades above the Conversion Price for 20 trading days with an average daily volume of at least 25,000 shares. Subsequent to entering into the agreement, the Company agreed to sell those 20,000 shares for $240,000.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

We incurred approximately $30,000 and $47,365 for professional services rendered by our registered independent public accounting firm, Rosenberg, Rich Baker Berman & Company during the fiscal years ended December 31, 2015 and December 31, 2014 in connection with audit of our annual financial statements and the review of our quarterly financial statements included in the registration statement, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. We did not incur any audit-related fees in the fiscal years ended December 31, 2015 and 2014.

Tax Fees

We did not incur any tax fees in the fiscal years ended December 31, 2015 and 2014.

All Other Fees

We did not incur any fees from our registered independent public accounting firm for services other than the services covered in “Audit Fees” in the fiscal years ended December 31, 2015 and 2014.

Pre-Approval Policies and Procedures

The Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such services in order to assure that the provision of such services does not impair the auditor’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Certificate of Conversion (1)

3.2	Certificate of Incorporation (1)

3.3	Certificate of Amendment of Certificate of Incorporation (1)

3.4	Bylaws (1)

3.5	Certificate of Amendment of Certificate of Incorporation (5)

3.6	Certificate of Designation of Series B Preferred Stock (5)

4.1	Specimen common stock certificate (2)

4.2	Form of warrant (1)

10. 1	2014 Equity Incentive Plan and forms of agreements thereunder (1)

10.2	Lease dated June 28, 2012, by and between Realty/Boott/Lowell, LLC and the Company (3)
10.3	Amendment to Lease between Realty/Boott/Lowell, LLC and the Company *
10.4	Form of Convertible Promissory Note (4)
10.5	Form of Agreement (5)

14.1	Code of Ethics (3)

21.1	List of Subsidiaries (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

(1) Incorporated herein by reference to the Company’s registration statement on Form S-1 filed with the SEC on October 27, 2014.

(2) Incorporated herein by reference to the Company’s registration statement on Form S-1/A filed with the SEC on November 26, 2014.

(3) Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 31, 2015.

(4)  Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed with the SEC on August 10, 2015.

(5) Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIATAR CTC SOLUTIONS INC.

Date: March 28, 2016	By:	/s/ Ilan Reich
Ilan Reich
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilan Reich Ilan Reich	President, Chief Executive Officer, Chief Financial Officer,	March 28, 2016
Chairman of the Board of Directors
(Principal Executive Officer and Principal Accounting and Financial Officer)