Form 10-Q
period 2016-03-31
Viatar CTC Solutions Inc.
filed 2016-05-06
CIK 1616495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [  ]  No [X]

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

As of May 6, 2016, there were 19,140,426 shares of $0.001 par value common stock issued and outstanding.

VIATAR CTC SOLUTIONS INC.

FORM 10-Q

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

Viatar CTC Solutions Inc. and Subsidiary

Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$ 3,755,926	$ 508,445
Prepaid expenses	116,252	247,659
Total current assets	3,872,178	756,104

Property and equipment, net	456,380	172,793

Investment in non-publicly traded company	-	480,000

TOTAL ASSETS	$ 4,328,558	$ 1,408,897

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 244,783	$ 217,977
Accrued income tax liability	791,686	777,026
Total current liabilities	1,036,469	995,003

Convertible notes payable, net	2,140,918	2,126,218

TOTAL LIABILITIES	3,177,387	3,121,221

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, $.001 par value, 4,000,000 shares
authorized, 4,000,000 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	4,000	4,000
Series B preferred stock, $.001 par value, 5,000,000 shares
authorized, 1,679,696 and 0 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	1,680	-
Preferred stock, $.001 par value, 11,000,000 shares
authorized, 0 shares issued and outstanding at March 31, 2016
and December 31, 2015, respectively	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
18,605,426 and 18,605,426 shares issued and outstanding at
March 31, 2016 and December 31, 2015, respectively	18,606	18,606
Additional paid-in capital	24,763,114	20,492,974
Accumulated deficit	(23,625,835)	(22,217,527)
Total stockholders' equity (deficit)	1,161,565	(1,701,947)

Noncontrolling interest	(10,394)	(10,377)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,151,171	(1,712,324)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,328,558	$ 1,408,897

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
REVENUE
Sales	$ -	$ 9,970

COST OF REVENUE
Cost of sales	-	-

GROSS MARGIN	-	9,970

EXPENSES
Research and development	895,365	820,655
General and administrative	426,932	269,525

TOTAL EXPENSES	1,322,297	1,090,180

LOSS FROM OPERATIONS	(1,322,297)	(1,080,210)

OTHER INCOME (EXPENSE)
Dividend income	3,227	-
Interest expense	(54,281)	(36,028)

TOTAL OTHER INCOME (EXPENSE)	(51,054)	(36,028)

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(1,373,351)	(1,116,238)

Income tax (expense) benefit	-	-

NET LOSS	(1,373,351)	(1,116,238)

Net loss attributable to noncontrolling
interest in consolidated subsidiary	(17)	(165)

NET LOSS ATTRIBUTABLE TO
STOCKHOLDERS BEFORE PREFERRED DIVIDENDS	$ (1,373,334)	$ (1,116,073)

LESS: PREFERRED DIVIDENDS	(34,974)	-

NET LOSS ATTRIBUTABLE TO
STOCKHOLDERS	$ (1,408,308)	$ (1,116,073)

LOSS PER COMMON SHARE -
BASIC AND DILUTED:
Net Loss Attributable to Common
Stockholders	$ (0.08)	$ (0.07)
Weighted Average Shares	18,605,426	17,020,815

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (Deficit)

For the Period Ended March 31, 2016

								Accumulated Deficit	Total
							Additional		Stockholders'		Total
	Preferred A Stock		Preferred B Stock		Common Stock		Paid-in		Equity	Noncontrolling	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		(Deficit)	Interest	(Deficit)

Balance, December 31, 2015	4,000,000	$ 4,000	-	$ -	18,605,426	$ 18,606	$ 20,492,974	$ (22,217,527)	$ (1,701,947)	$ (10,377)	$ (1,712,324)

Issuance of Preferred B stock, net of offering costs	-	-	1,679,696	1,680	-	-	4,197,560	-	4,199,240	-	4,199,240

Issuance of stock for services	-	-	-	-	-	-	72,580	-	72,580	-	72,580

Series B Preferred dividend	-	-	-	-	-	-	-	(34,974)	(34,974)	-	(34,974)

Net loss	-	-	-	-	-	-	-	(1,373,334)	(1,373,334)	(17)	(1,373,351)

Balance, March 31, 2016	4,000,000	$ 4,000	1,679,696	$ 1,680	18,605,426	$ 18,606	$ 24,763,114	$ (23,625,835)	$ 1,161,565	$ (10,394)	$ 1,151,171

Viatar CTC Solutions Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,373,351)	$ (1,116,238)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	203,987	642,716
Amortization of discount on debt	14,700	36,028
Depreciation expense	13,657	-
Changes in operating assets and liabilities:
Accrued expenses	(8,168)	(72,620)
Accrued income tax expense	14,660	-

Net cash used in operating activities	(1,134,515)	(510,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in non-publicly traded company	480,000	-
Purchase of equipment	(297,244)	-

Net cash provided by investing activities	182,756	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand note	-	50,000
Repayment of demand notes	-	(100,000)
Proceeds from promissory note for common stock subscription	-	611,939
Proceeds from issuance of stock and warrants	-	525,000
Proceeds from issuance of Preferred B shares	4,199,240	-

Net cash provided by financing activities	4,199,240	1,086,939

Net increase in cash	3,247,481	576,825

Cash - beginning of the period	508,445	31,351

Cash - end of the period	$ 3,755,926	$ 608,176

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 35,110	$ -

Supplemental disclosure of non-cash financing activities:
Discount on debt issued with warrants	$ -	$ 31,149
Series B dividends accrued	$ 34,974	$ -

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

March 31, 2016

(Unaudited)

1.

NATURE OF OPERATIONS

Viatar CTC Solutions Inc., formerly known as Vizio Medical Devices LLC (“Vizio”), and Subsidiary (as defined below) is a development stage company focused on medical devices for oncology applications which remove circulating tumor cells for diagnostic and therapeutic purposes.

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

Since inception, the Company has not generated significant revenues. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss and net cash used in operations of $1,373,351 and $1,134,515, respectively, for the three months ended March 31, 2016. As of March 31, 2016 the Company had a working capital of $2,835,709 and an accumulated deficit of $23,625,835.  The Company’s continued existence is dependent upon several factors, including (a) obtaining funding, whether in the form of equity, or debt investments, licensing revenues, strategic collaboration payments or grants from government or other sources, (b) success in achieving its research and development goals, (c) obtaining regulatory approvals, and (d) gaining market acceptance and/or distribution or strategic partners for its products.

The Company has raised approximately $21.7 million of capital since its inception, including $20.3 million from the sale of common and Series B Preferred stock, $1.4 million from convertible notes and $100,000 of demand notes. Management is continually pursuing additional funding sources.

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

 The financial statements contained herein have been prepared by the Company in accordance with GAAP for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viatar CTC Solutions, the Subsidiary and amounts related to a noncontrolling interest in the Subsidiary. The noncontrolling interest represents a 0.01% ownership interest in the Subsidiary at March 31, 2016 and December 31, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at March 31, 2016 or December 31, 2015.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of March 31, 2016 and December 31, 2015, the carrying amount of cash and cash equivalents, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	5 years

Cost-Method Investment

The Company’s cost-method investment in a non-publicly traded company is included in the condensed consolidated balance sheets and is carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over this company. The Company monitors this investment for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. Realized gains and losses on this investment are reported in other income (expense), net in the condensed consolidated statements of operations.

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

The Company files income tax returns with the U.S. federal government and various state and local jurisdictions. The Company is no longer subject to tax examinations by tax authorities for years prior to 2012.

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. The Company received refunds for these amounts in previous years. The City of New York subsequently ruled that the Company does not qualify for the tax credits. As of March 31, 2016, the Company accrued $791,686 on the condensed consolidated balance sheet which includes $164,799 of interest. The Company appealed the decision made by the City of New York. As of the date of this report, no decision has been made regarding the appeal.

Commitments and Contingencies

The Company follows subtopic 450-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) to report accounting for contingencies. Certain conditions may exist as of the date the condensed consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s condensed consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The Company had the following potential common stock equivalents at March 31, 2016:

Restricted stock awards	1,296,000
Common stock warrants, exercise price range of $1.00-$2.00	535,000
Conversion feature on convertible notes, exercise price of $2.50	920,000
Conversion feature on Series B preferred stock, exercise price of $2.50	1,679,696
Total common stock equivalents	4,430,696

The Company had the following potential common stock equivalents at March 31, 2015:

Restricted stock awards	740,000
Common stock warrants, exercise price range of $1.00-$2.00	535,000
Total common stock equivalents	1,275,000

Since the Company reflected a net loss during the three months ended March 31, 2016 and 2015, the effect of considering any common stock equivalents, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. In July 2015, the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

3.

PROPERTY AND EQUIPMENT

Property and equipment on March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Machinery and Equipment	$472,827	$175,583

Less: Accumulated Depreciation	16,447	2,790
	$456,380	$172,793

Depreciation expense charged to income for the three months ended March 31, 2016 and 2015 amounted to $13,657 and $0, respectively.

4.

INVESTMENT IN NON-PUBLICLY TRADED COMPANY

During the fourth quarter of 2015, the Company issued convertible promissory notes to an accredited investor for an aggregate total of 60,000 shares of stock in a non-publicly traded company which it valued at $720,000 based on the subsequent sale of a portion of those shares during the period for $12 per share. The Company sold 20,000 and 40,000 shares in November 2015 and February 2016, respectively, for approximately $240,000 and $480,000, respectively, resulting in a reduction of the investment. As of March 31, 2016, the balance of the investment was $0.

The following table summarizes the activity for the investment in non-publicly traded company:

March 31, 2016
Balance at January 1, 2016	$480,000
Additions – stock of non-publicly traded company	-
Disposal – sale of stock of non-publicly traded company	(480,000)
Balance at March 31, 2016	$-

5.

CONVERTIBLE NOTES PAYABLE

In April 2013, the Company borrowed $100,000 of cash in exchange for a 4% convertible promissory note due April 30, 2015 and a five-year warrant to purchase 50,000 shares of common stock at $2 each. The note is convertible at any time prior to maturity at the option of the holder at $2 per share of common stock (50,000 shares). The relative fair value of the warrant issued was $32,525 based on the Black-Scholes option pricing model. The fair value of the warrant was recorded as a discount and is being amortized over two years based on the effective interest method. The unamortized discount at March 31, 2016 and December 31, 2015 was $0 and $0, respectively. The note requires interest payments semi-annually. In April 2015 the note and the related warrants were extended for an additional two year period maturing in April 2017. Based on management’s review, the accounting for debt modification applied.

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

During the fourth quarter 2015, the Company issued 4% Convertible Notes in the aggregate principal amount of $900,000 in exchange for 60,000 shares of stock in a non-publicly traded company valued at $15 per share. Upon issuance of the notes, a debt discount of $180,000 was recorded for the value of the common shares of the private company and is being amortized using the effective internal method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was an aggregate unamortized debt discount of $159,082 and $173,782 as of March 31, 2016 and December 31, 2015, respectively.

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

During February 2016, the Company raised approximately $4.2 million of cash through the sale of approximately 1.7 million shares of a new class of Preferred Stock designated as “Series B Preferred Stock”.  The shares of Series B Preferred Stock:

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

During the three months ended March 31, 2016 and 2015, the Company expensed an aggregate of $203,987 and $642,716, respectively, on the condensed consolidated statement of operations for stock based compensation for services provided.

As of March 31, 2016, 4,000,000 shares of Series A Preferred Stock, 1,679,696 shares of Series B Preferred Stock and 18,605,426 shares of common stock were issued and outstanding. See Note 2 for a description of potential common stock equivalents.

Restricted Stock

The Company periodically grants restricted stock awards to certain employees and consultants pursuant to the Company’s 2014 Incentive Plan that typically vest one to two years from their grant date. As noted above, the Company recognized an aggregate of $203,987 in compensation expense during the three months ended March 31, 2016, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At March 31, 2016 the Company had approximately $290,049, of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized through September 2017.

	Restricted Stock	Weighted Average Exercise Price

Non-vested – December 31, 2015	470,167	$1.68
Granted	-	$-
Vested	(87,500)	$1.75
Forfeited/Cancelled	-	$-
Non-vested – March 31, 2016	382,667	$1.59

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2016	535,000	$1.42
Exercisable –January 1, 2016	535,000	$1.42
Granted	-	$-
Exercised	-	$-
Forfeited/Cancelled	-	$-
Outstanding – March 31, 2016	535,000	$1.42
Exercisable – March 31, 2016	535,000	$1.42

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.00	535,000	2.91 years	$1.42	535,000	$1.42

10.

SUBSEQUENT EVENTS

On April 1, 2016, the Company issued 460,000 shares of common stock to consultants for services which vested upon issuance.

On April 1, 2016, the Company issued 495,000 shares of common stock to employees for services. The shares vest 50% at date of grant and 50% on April 1, 2017.

On April 1, 2016, the Company issued 75,000 shares of common stock to an employee for services which vested upon issuance.

On April 1, 2016, the Company issued 417,981 warrants to advisors for services. Of these warrants, 300,000 warrants are for the replacement of 175,000 warrants which were cancelled.

The Company issued 13,990 shares of Series B Preferred stock to the existing holders as the quarterly dividend due April 1, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The following is management’s discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management and should be read in conjunction with the accompanying financial statements and their related notes included in this Quarterly Report. References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of Viatar CTC Solutions Inc. and its wholly owned subsidiary, Viatar LLC.

This Quarterly Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

Overview

We are a biotechnology company focused on developing and marketing cancer molecular diagnostics and cancer therapy products, both of which are based on the principle of removing blood-borne circulating tumor cells (CTCs). We are seeking to commercialize two products which utilize our proprietary CTC removal technology:

•  The Viatar TM Collection System for Molecular Analysis is designed to collect and purify a statistically significant quantity of CTCs from up to 50 mL of blood as the “front end” for DNA sequencing and other genetic analysis technologies used primarily for research.

•   The Viatar TM Therapeutic Oncopheresis System is designed to remove CTCs from a patient’s blood as a new cancer therapy for metastatic disease.

We anticipate launching the Viatar M Collection System for Molecular Analysis during 2016 once we receive the following regulatory clearances: first, a CE Mark in Europe and Canada and, second, a 510K designation in the United States. We are currently engaged in research collaborations with several CTC platform technology companies with the goal of marketing and selling the Viatar  TM  Collection System for Molecular Analysis through private label and distribution arrangements.

We anticipate launching the Viatar TM Therapeutic Oncopheresis System during 2016 with a CE Mark in Europe and Canada. Introduction in the United States will take several years, based on the anticipated premarket approval application (“PMA”)  classification by the FDA. We anticipate marketing and selling the Viatar  TM  Therapeutic Oncopheresis System  on a direct basis through our own dedicated sales force in key large markets (such as the United States, Germany, France, Italy, UK and Japan), and through distributors in other markets.

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

For the years ended December 31, 2015 and 2014, we generated $65,910 and $9,000 from commercial sales, respectively. Assuming we are successful in completing development activities for the Viatar TM   Collection System for Molecular Analysis, we expect to generate revenues during 2016 from sales of that product. However, significant revenues and growth will depend on market adoption of that product. Similarly, assuming we are successful in completing development activities for the Viatar TM Therapeutic Oncopheresis System, we expect to generate revenues in 2017; however, significant revenues and growth will depend on clinical studies showing its efficacy in mitigating the spread and growth of metastatic tumors, and regulatory approval in the US.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605, Revenue Recognition, and ASC 954-605, Health Care Entities, Revenue Recognition - which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred and title and the risks and rewards of ownership have been transferred to the client or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. For contract partners, revenue is recorded based upon the contractually agreed upon fee schedule. When assessing collectability, we consider whether we have sufficient payment history to reliably estimate a payor’s individual payment patterns.

Accounts Receivable and Bad Debts

We carry accounts receivable at original invoice amounts, less an estimate for doubtful receivables, based on a review of all outstanding amounts on a periodic basis. The estimate for doubtful receivables will be determined from an analysis of the accounts receivable on a quarterly basis, and be recorded as bad debt expense. Since we will only recognize revenue to the extent we expect to collect such amounts, bad debt expense related to receivables from product revenue will be recorded in general and administrative expense in the statements of operations. Accounts receivable will be written off when deemed uncollectible. Recoveries of accounts receivable previously written off will be recorded when received.

Stock-Based Compensation Expense

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued ASC 718, Compensation – Stock Compensation, or ASC 718. Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include options, restricted stock, restricted stock units, performance-based awards, share appreciation rights, and employee share purchase plans. As such, compensation cost is measured on the date of grant at fair value. The Company amortizes such compensation amounts, if any, over the respective vesting periods of the award. The Company uses the Black-Scholes-Merton option pricing model, or the Black-Scholes Model, an acceptable model in accordance with ASC 718, that requires the input of highly complex and subjective variables, including the expected life of the award and the expected stock price volatility over a period equal to or greater than the expected life of the award.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. In July 2015, the effective date was delayed one year by a vote by the FASB. Public business entities, certain not-for-profit entities, and certain employee benefit plans would apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application would be permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (topic 815). The FASB issued this update to clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments in this update is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Three Months Ended March 31, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended March 31,		Change
	(unaudited)
	2016	2015	Dollars	Percent
Revenue
Sales	$-	$9,970	$(9,970)	(100)%
Cost of Revenue
Cost of Sales	-	-	-	-
Gross Profit	-	9,970	(9,970)	(100)%
Expenses
Research and Development
Research and Development	842,398	818,724	23,674	3%
Clinical & Regulatory	52,967	1,931	51,036	2,643%
Total R&D	895,365	820,655	74,710	9%
General and Administrative
General and Administrative	309,855	193,195	116,660	60%
Business Development	117,077	76,330	40,747	53%
Total G&A	426,932	269,525	157,407	58%
Total Expenses	1,322,297	1,090,180	232,117	21%
Other Income (Expenses)
Dividend Income	3,227	-	3,227	100%
Interest Expense	(54,281)	(36,028)	(18,253)	51%
Total Other Income (Expense)	(51,054)	(36,028)	(15,026)	42%
Loss Before Income Tax (Expense)	(1,373,351)	(1,116,238)	(257,113)	(23)%
Income tax (expense) benefit	-	-	-	-
Net Loss	$(1,373,351)	$(1,116,238)	$(257,113)	(23)%

Revenue

Sales of $0 and $9,970 for the three months ended March 31, 2016 and 2015, respectively, arose in connection with commercial sales. The decrease is attributable to no sales during the period ended March 31, 2016. We do not expect to achieve significant sales until that and other potential customers undertake a full scale commercial rollout and successfully obtain widespread adoption by the research community.

Gross Profit

Gross profit for the three months ended March 31, 2016 was $0 or 0% of revenue compared to $9,970 or 100% of revenue for the three months ended March 31, 2015.

Expenses

Research and Development Expenses

Research and development expenses consist of two categories of expenses: (i) research and development (“R&D”); and (ii) clinical trial and regulatory expenses.

R&D Expenses

R&D was $842,398 for the three months ended March 31, 2016, an increase of $23,674 or 3%, compared with $818,724 for the three months ended March 31, 2015. Of the $842,398 for the three months ended March 31, 2016, $39,932 was attributable to the non-cash expensing of restricted and unrestricted stock awards to employees and consultants issued pursuant to the Company’s 2014 Equity Incentive Plan (“2014 Equity Incentive Plan”) compared to $612,716 for the three months ended March 31, 2015. The balance for the three months ended March 31, 2016 and 2015 was $802,466 and $206,008 respectively. The increase was due to higher staffing levels, use of third party engineering resources, and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $52,967 for the three months ended March 31, 2016, an increase of $51,036, or 2,643%, compared with $1,931 for the three months ended March 31, 2015.  Of the $52,967 for the three months ended March 31, 2016, $32,648 was attributable to the non-cash expensing of restricted and unrestricted stock awards to employees and consultants issued pursuant to the 2014 Equity Incentive Plan compared to $0 for the three months ended March 31, 2015. The balance was due to expenses in preparation for upcoming clinical trials for the Company’s Therapeutic Oncopheresis System.

General and Administrative Expenses

General and administrative expenses consist of general and administrative (“G&A”) and business development expenses.

G&A Expenses

G&A expenses were $309,855 for the three months ended March 31, 2016, an increase of $116,660 or 60%, compared to $193,195 for the three months ended March 31, 2015. The increase was due to the non-cash stock based compensation totaling $131,407 during the current period compared to $0 in the prior period.

Business Development Expenses

Business development expenses were $117,077 for the three months ended March 31, 2016, an increase of $40,747 or 53%, compared with $76,330 for the three months ended March 31, 2015.  The increase was due to higher costs to obtain new capital, including certain investor relation activities and meetings.

Interest Expense

Interest expense was $54,281 for the three months ended March 31, 2016 compared to $36,028 for the three months ended March 31, 2015. Interest expense for the period ended March 31, 2016 is comprised of $14,660 of accrued interest in the outstanding NYC R&D tax credit appeal, $14,700 for non-cash amortization of debt discount related to warrants issued with convertible notes and $24,921 of accrued interest on debt. Interest expense for the period ended March 31, 2016 was offset by dividend income of $3,227 from the Company’s investment in a non-publicly traded company. Interest expense for the period ended March 31, 2015 was primarily comprised of $36,028 for non-cash amortization of debt discount related to warrants issued with a demand note.

Net Loss

Net loss was $1,373,351 for the three months ended March 31, 2016, an increase of $257,113 or 23%, compared to $1,116,238 for the three months ended March 31, 2015. The decrease was primarily due to lower expenses as discussed above.

 Liquidity and Capital Resources

We are actively working to improve our financial position and enable the growth of our business by raising new capital. During the three months ended March 31, 2016 and 2015 we raised $4,199,240 and $525,000, respectively, through equity financing and $0 and $50,000, respectively, through debt financing. In addition, we received $0 and $611,939 from the promissory note for common stock subscription during the three months ended March 31, 2016 and 2015, respectively. We repaid $0 and $100,000, respectively, on two outstanding demand notes during the three months ended March 31, 2016 and 2015, respectively.

We have a limited operating history and our business is subject to all of the usual risks inherent in establishing and growing a new business enterprise. As of March 31, 2016, we had an accumulated deficit of approximately $23.6 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss until we can obtain regulatory approval to commercialize our Therapeutic Oncopheresis System and secure widespread market acceptance and favorable reimbursement rates.  While we currently have sufficient cash on hand to fund operating and capital expenses for the next year, we anticipate that substantial additional capital of approximately $8-15 million will be needed in order to achieve profitability.

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

In October 2015, the Company borrowed $1,000,000 from a related party in exchange for a 4% convertible promissory note due November 2018. In October 2015, the Company issued a 4% convertible promissory note of $900,000 due December 2018 in exchange for 60,000 shares of stock in a non-publicly company valued at $15 per share, which was monetized in February 2016.

During the first quarter of 2016, the Company raised approximately $4.2 million of cash through the sale of approximately 1.7 million shares of Series B Preferred Stock. The investors are existing, accredited shareholders of the Company.

The Company anticipates raising substantial additional equity capital in 2016, as well as funds from grants for research, development and clinical activities.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $1,134,515 for the three months ended March 31, 2016, compared to net cash used in operating activities of $510,114 for the three months ended March 31, 2015. The change in cash used in operating activities was a result of the overall increase in expenses described above.

In all periods, the primary use of cash in operating activities was to fund operations.

Cash Provided by Investing Activities

During the three months ended March 31, 2016, the Company received proceeds of $480,000 from the sale of the investment in a non-publicly traded company. The increase in cash was offset by $297,244 utilized for the purchase of equipment and machinery for full-scale production of components for our Therapeutic Oncopheresis System. There was no cash provided by or used in investing activities in 2015.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4,199,240 for the three months ended March 31, 2016, compared to net cash provided by financing activities of $1,086,939 for the three months ended March 31, 2015. Our primary source of financing in all periods consisted of equity capital contributed by current and new investors, as well as debt financing from various lenders. While we currently have sufficient cash on hand to fund operating and capital expenses for the next year, we anticipate that substantial additional capital of approximately $8-15 million will be needed in order to achieve profitability.

Contingencies

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. The Company received refunds for these amounts in previous years. The City of New York subsequently ruled that the Company does not qualify for the tax credits. As of March 31, 2016, the Company accrued $791,686 on the condensed consolidated balance sheet which includes $164,799 of interest. The Company appealed the decision made by the City of New York. As of the date of this report, no decision has been made regarding the appeal.

Subsequent Events

On April 1, 2016, the Company issued 460,000 shares of common stock to consultants for services which vested upon issuance.

On April 1, 2016, the Company issued 495,000 shares of common stock to employees for services. The shares vest 50% at date of grant and 50% on April 1, 2017.

On April 1, 2016, the Company issued 75,000 shares of common stock to an employee for services which vested upon issuance.

On April 1, 2016, the Company issued 417,981 warrants to advisors for services. Of these warrants, 300,000 warrants are for the replacement of 175,000 warrants which were cancelled.

The Company issued 13,990 shares of Series B Preferred stock to the existing holders as the quarterly dividend due April 1, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required for a smaller reporting company.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Ilan Reich, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective due to the deficiencies in the Company’s internal control over financial reporting identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management's assessment over financial reporting, management believes as of March 31, 2016, the Company's internal control over financial reporting was not effective due to the following deficiencies:

(i)

there are limited controls over information processing due to limited resources,

(ii)

a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto are prepared in accordance with GAAP, and

(iii)

a lack of segregation of duties to ensure adequate review of financial statement preparation.

 Accordingly, as the result of identifying the above material weaknesses, we have concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company's internal controls.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to, and our property is not the subject to, any material legal proceedings.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

*Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIATAR CTC SOLUTIONS INC.

Date: May 6, 2016	By:	/s/ Ilan Reich
Ilan Reich
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)