Form 10-K/A
period 2015-12-31
Viatar CTC Solutions Inc.
filed 2016-05-10
CIK 1616495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)	FORM 10-K /A (Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Explanatory Note

This Amendment No. 1 to Form 10-K for the year ended December 31, 2015, amends Viatar CTC Solutions Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission on March 28, 2016 (the “Original 10-K”) This amendment is being filed solely to include complete consolidated statements of cash flows. A portion of the consolidated statements of cash flows was inadvertently omitted in the Original 10-K. Except with respect to the consolidated statements of cash flows, the Original 10-K has not been amended, updated or otherwise modified.

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

Viatar CTC Solutions Inc. and Subsidiary

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,066,286)	$ (4,199,630)
Adjustments to reconcile net loss to net cash used in
operating activities:
Issuance of stock for services	1,588,994	2,027,673
Contribution of services from noncontrolling interest	-	29,882
Amortization of discount on debt	43,872	85,758
Depreciation expense	2,790	-
Change in derivative liability	-	(1,800)
Changes in operating assets and liabilities:
Tax refund receivable	-	147,997
Accrued expenses	(72,233)	62,152
Accrued income tax expense	44,476	732,550
Net cash used in operating activities	(2,458,387)	(1,115,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in non-publicly traded company	240,000	-
Purchase of equipment	(175,583)	-

Net cash provided by investing activities	64,417	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand note	50,000	50,000
Repayment of demand notes	(100,000)	-
Proceeds from convertible note payable	1,300,000	150,000
Proceeds from promissory note for common stock subscription	611,939	-
Issuance of stock and warrants	1,009,125	830,000
Proceeds from the exercise of warrants	-	50,000

Net cash provided by financing activities	2,871,064	1,080,000

Net increase (decrease) in cash and cash equivalents	477,094	(35,418)

Cash - beginning of the period	31,351	66,769

Cash - end of the period	$ 508,445	$ 31,351

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 4,291	$ 2,000

Supplemental disclosure of non-cash financing activities:
Conversion of demand note payable to common stock	$ -	$ 60,000
Issuance of stock for prepaid expenses	$ 247,659	$ -
Issuance of stock for services	$ -	$ 241,642
Discount on debt issued with warrants	$ 31,149	$ 21,381
Discount on debt	$ 180,000	$ -
Debt issued in exchange for shares in non-publicly traded company	$ 900,000	$ -
Transfer from derivative liability classification to equity classification	$ -	$ 9,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Certificate of Conversion (1)

3.2	Certificate of Incorporation (1)

3.3	Certificate of Amendment of Certificate of Incorporation (1)

3.4	Bylaws (1)

3.5	Certificate of Amendment of Certificate of Incorporation (5)

3.6	Certificate of Designation of Series B Preferred Stock (5)

4.1	Specimen common stock certificate (2)

4.2	Form of warrant (1)

10. 1	2014 Equity Incentive Plan and forms of agreements thereunder (1)

10.2	Lease dated June 28, 2012, by and between Realty/Boott/Lowell, LLC and the Company (3)
10.3	Amendment to Lease between Realty/Boott/Lowell, LLC and the Company *
10.4	Form of Convertible Promissory Note (4)
10.5	Form of Agreement (5)

14.1	Code of Ethics (3)

21.1	List of Subsidiaries (1)

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document (previously filed)
101.SCH	XBRL Taxonomy Extension Schema Document (previously filed)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (previously filed)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed)
101.LAB	XBRL Taxonomy Label Linkbase Document (previously filed)

101.PRE	XBRL Taxonomy Presentation Linkbase Document (previously filed)

*Filed herewith

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

VIATAR CTC SOLUTIONS INC.

Date: May 10, 2016	By:	/s/ Ilan Reich
Ilan Reich
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ilan Reich Ilan Reich	President, Chief Executive Officer, Chief Financial Officer,	May 10, 2016
Chairman of the Board of Directors
(Principal Executive Officer and Principal Accounting and Financial Officer)