Form 10-Q
period 2016-06-30
Viatar CTC Solutions Inc.
filed 2016-08-18
CIK 1616495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016

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

As of August 12, 2016, there were 19,495,426 shares of $0.001 par value common stock issued and outstanding.

VIATAR CTC SOLUTIONS INC.

FORM 10-Q

INDEX

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

Viatar CTC Solutions Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 2,033,853	$ 508,445
Prepaid expenses	61,783	247,659
Total current assets	2,095,636	756,104
Property and equipment, net	597,653	172,793
Investment in non-publicly traded company	-	480,000

TOTAL ASSETS	$ 2,693,289	$ 1,408,897

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 462,849	$ 368,116
Accrued income tax liability	626,887	626,887
Total current liabilities	1,089,736	995,003
Convertible notes payable, net	2,155,618	2,126,218
TOTAL LIABILITIES	3,245,354	3,121,221

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Series A preferred stock, $.001 par value, 4,000,000 shares
authorized, 4,000,000 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	4,000	4,000
Series B preferred stock, $.001 par value, 5,000,000 shares
authorized, 1,693,686 and 0 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	1,694	-
Preferred stock, $.001 par value, 11,000,000 shares
authorized, 0 shares issued and outstanding at June 30, 2016
and December 31, 2015, respectively	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
19,495,426 and 18,605,426 shares issued and outstanding at
June 30, 2016 and December 31, 2015, respectively	19,496	18,606
Additional paid-in capital	26,752,023	20,492,974
Accumulated deficit	(27,318,867)	(22,217,527)
Total stockholders' equity (deficit)	(541,654)	(1,701,947)
Noncontrolling interest	(10,411)	(10,377)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(552,065)	(1,712,324)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 2,693,289	$ 1,408,897

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2016	2015	2016	2015

REVENUE
Sales	$ -	$ 23,955	$ -	$ 13,985

COST OF REVENUE
Cost of sales	-	-	-	-

GROSS MARGIN	-	23,955	-	13,985

EXPENSES
Research and development	2,635,000	1,215,108	1,739,635	394,453
General and administrative	2,217,607	697,468	1,790,675	427,943

TOTAL EXPENSES	4,852,607	1,912,576	3,530,310	822,396

LOSS FROM OPERATIONS	(4,852,607)	(1,888,621)	(3,530,310)	(808,411)

OTHER INCOME (EXPENSE)
Dividend income	3,227	-	-	-
Interest expense	(116,733)	(56,719)	(62,452)	(20,691)

TOTAL OTHER INCOME (EXPENSE)	(113,506)	(56,719)	(62,452)	(20,691)

LOSS BEFORE INCOME TAX (EXPENSE) BENEFIT	(4,966,113)	(1,945,340)	(3,592,762)	(829,102)

Income tax (expense) benefit	-	-	-	-

NET LOSS	(4,966,113)	(1,945,340)	(3,592,762)	(829,102)

Net loss attributable to noncontrolling
interest in consolidated subsidiary	(34)	(273)	(17)	(108)

NET LOSS ATTRIBUTABLE TO
STOCKHOLDERS BEFORE PREFERRED DIVIDENDS	$ (4,966,079)	$ (1,945,067)	$ (3,592,745)	$ (828,994)

LESS: PREFERRED DIVIDENDS	(135,261)	-	(100,287)	-

NET LOSS ATTRIBUTABLE TO
STOCKHOLDERS	$ (5,101,340)	$ (1,945,067)	$ (3,693,032)	$ (828,994)

LOSS PER COMMON SHARE -
BASIC AND DILUTED:
Net Loss Attributable to Common
Stockholders	$ (0.27)	$ (0.11)	$ (0.19)	$ (0.05)
Weighted Average Shares	19,045,536	17,412,901	19,495,426	17,800,679

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (Deficit)
For the Period Ended June 30, 2016
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)

Balance, December 31, 2015	4,000,000	$ 4,000	-	$ -	18,605,426	$ 18,606	$ 20,492,974	$ (22,217,527)	$ (1,701,947)	(10,377)	(1,712,324)
Issuance of Series B Preferred stock, net of offering costs	-	-	1,679,696	1,680	-	-	4,197,560	-	4,199,240	-	4,199,240
Issuance of stock and warrants for services	-	-	-	-	890,000	890	2,026,529	-	2,027,419	-	2,027,419
Series B Preferred dividend shares	-	-	13,990	14	-	-	34,960	-	34,974	-	34,974
Series B Preferred dividend	-	-	-	-	-	-	-	(135,261)	(135,261)	-	(135,261)
Net loss	-	-	-	-	-	-	-	(4,966,079)	(4,966,079)	(34)	(4,966,113)
Balance, June 30, 2016	4,000,000	$ 4,000	1,693,686	$ 1,694	19,495,426	$ 19,496	$ 26,752,023	$ (27,318,867)	$ (541,654)	(10,411)	(552,065)

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,966,113)	$ (1,945,340)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	2,213,295	956,749
Amortization of discount on debt	29,400	37,654
Depreciation expense	45,885	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(5,554)	(65,944)

Net cash used in operating activities	(2,683,087)	(1,016,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in non-publicly traded company	480,000	-
Purchase of equipment	(470,745)	-
Net cash provided by investing activities	9,255	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand note	-	50,000
Repayment of demand notes	-	(100,000)
Proceeds from convertible note payable	-	100,000
Proceeds from promissory note for common stock subscription	-	611,939
Proceeds from issuance of stock and warrants	-	783,000
Proceeds from issuance of Preferred B shares	4,199,240	-
Net cash provided by financing activities	4,199,240	1,444,939

Net increase in cash and cash equivalents	1,525,408	428,058
Cash - beginning of the period	508,445	31,351
Cash - end of the period	$ 2,033,853	$ 459,409

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 54,734	$ 3,101

Supplemental disclosure of non-cash financing activities:
Discount on debt issued with warrants	$ -	$ 31,149
Dividends paid on Series B Preferred	$ 34,974	$ -
Dividends accrued on Series B Preferred	$ 100,287	$ -

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

June 30, 2016

(Unaudited)

1.

NATURE OF OPERATIONS

Viatar CTC Solutions Inc., formerly known as Vizio Medical Devices LLC (“Vizio”), and Subsidiary (as defined below) is a pre-clinical stage company focused on medical devices for oncology applications which remove circulating tumor cells for diagnostic and therapeutic purposes.

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

Since inception, the Company has not generated significant revenues. As a result, we have incurred significant net losses and significant negative cash flows from operations.

As reflected in the accompanying condensed consolidated financial statements, the Company incurred a net loss and net cash used in operations of $4,966,113 and $2,683,087, respectively, for the six months ended June 30, 2016. As of June 30, 2016 the Company had working capital of $1,005,900 and an accumulated deficit of $27,318,867.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including (a) obtaining funding, whether in the form of equity, or debt investments, licensing revenues, strategic collaboration payments or grants from government or other sources, (b) success in achieving its research and development goals, (c) obtaining regulatory approvals, and (d) gaining market acceptance and/or distribution or strategic partners for its products. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The financial statements contained herein have been prepared by the Company in accordance with GAAP for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the six and three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viatar CTC Solutions, the Subsidiary and amounts related to a noncontrolling interest in the Subsidiary. The noncontrolling interest represents a 0.001% ownership interest in the Subsidiary at June 30, 2016 and December 31, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at June 30, 2016 or December 31, 2015.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of June 30, 2016 and December 31, 2015, the carrying amount of cash and cash equivalents, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

Property and Equipment

Property and equipment are recorded at cost. Depreciation expense is computed using straight-line methods over the estimated useful lives.

Asset lives for financial statement reporting of depreciation are:

Machinery and equipment	5 years

Cost-Method Investment

The Company’s cost-method investment in a non-publicly traded company is included in the condensed consolidated balance sheets and is carried at cost, adjusted for any impairment, because the Company does not have a controlling interest and does not have the ability to exercise significant influence over this company. The Company monitors any such investment for impairment on a quarterly basis, and adjusts carrying value for any impairment charges recognized. Realized gains and losses on this investment are reported in other income (expense), net in the condensed consolidated statements of operations.  As of June 30, 2016 the Company does not have any investment in any non-publicly traded company.

As of June 30, 2016 the Company does not have any investment in any non-publicly traded company. See Note 4.

Revenue Recognition

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability of the related customer receivable is reasonably assured. There is no stated right of return for products. The Company generally meets these criteria upon shipment.

Cost of Sales

Cost of sales represents costs directly related to the production and manufacturing of the Company’s products for commercial sale to customers. Costs include product cost, freight, packaging, and labor costs.

Research and Development

Research and development costs consist of ongoing testing (including pre-clinical and clinical), research and development, and are expensed as incurred.

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

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. The Company received refunds for these amounts in previous years. The City of New York subsequently ruled that the Company does not qualify for the tax credits. As of June 30, 2016, the Company accrued $626,887 on the condensed consolidated balance sheets, as well as $179,736 of interest at the statutory rate which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. The Company appealed the decision made by the City of New York. While settlement discussions have been held, as of the date of this report no decision has been made regarding the appeal or settlement.

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

The Company had the following potential common stock equivalents as of June 30, 2016 and 2015:

As of	June 30, 2016	June 30, 2015
Common stock warrants, exercise price range of $1.00-$2.00	777,981	-
Conversion feature on convertible notes, exercise price of $2.50	920,000	40,000
Conversion feature on Series B preferred stock, exercise price of $2.50	1,693,686	535,000
Total common stock equivalents	3,991,667	575,000

Since the Company reflected a net loss during the six and three months ended June 30, 2016 and 2015, the effect of considering any common stock equivalents would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. The reclassifications did not have an impact on net loss as previously reported.

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its condensed consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the quarter ended April 30, 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period. The amendment is to be applied prospectively with early adoption permitted. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

3.

PROPERTY AND EQUIPMENT

Property and equipment on June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Machinery and Equipment	$646,328	$175,583

Less: Accumulated Depreciation	48,675	2,790
	$597,653	$172,793

Depreciation expense charged to income for the six months ended June 30, 2016 and 2015 amounted to $45,885 and $0, respectively. Depreciation expense charged to income for the three months ended June 30, 2016 and 2015 amounted to $32,228 and $0, respectively.

4.

INVESTMENT IN NON-PUBLICLY TRADED COMPANY

During the fourth quarter of 2015, the Company issued convertible promissory notes to an accredited investor for an aggregate total of 60,000 shares of stock in a non-publicly traded company which it valued at $720,000 based on the subsequent sale of a portion of those shares during the period for $12 per share. The Company sold 20,000 and 40,000 shares in November 2015 and February 2016, respectively, for approximately $240,000 and $480,000, respectively, resulting in a reduction of the investment. As of June 30, 2016, the balance of the investment was $0.

The following table summarizes the activity for the investment in non-publicly traded company:

June 30, 2016
Balance at January 1, 2016	$480,000
Additions – stock of non-publicly traded company	-
Disposal – sale of stock of non-publicly traded company	(480,000)
Balance at June 30, 2016	$-

5.

CONVERTIBLE NOTES PAYABLE

In April 2013, the Company borrowed $100,000 of cash in exchange for a 4% convertible promissory note due April 30, 2015 and a five-year warrant to purchase 50,000 shares of common stock at $2 each. The note is convertible at any time prior to maturity at the option of the holder at $2 per share of common stock (50,000 shares). The relative fair value of the warrant issued was $32,525 based on the Black-Scholes option pricing model. The fair value of the warrant was recorded as a discount and is being amortized over two years based on the effective interest method. The unamortized discount at June 30, 2016 and December 31, 2015 was $0 and $0, respectively. The note requires interest payments semi-annually. In April 2015, the note and the related warrants were extended for an additional two year period maturing in April 2017. The debt modification was evaluated under ASC 470-50, “Debt Modification and Extinguishments”. The Company determined that it was appropriate to account for the term extension on a prospective basis and the carrying amount of the debt remained unchanged. All costs incurred with third parties directly related to the maturity extension were expensed as incurred.

During the third and fourth quarters of 2015, the Company borrowed an aggregate of $1.3 million of cash in exchange for 4% convertible notes (the “4% Convertible Notes”) with the following terms: (i) maturing on October 1, 2018 ($300,000) and November 1, 2018 ($1,000,000); (ii) quarterly cash interest of 4%; (iii) convertible into common stock at any time at the holder’s option at $2.50 per share; and (iv) automatically convertible into common stock after May 5, 2017 at $2.50 per share if after that date the common stock trades above that price for 20 trading days with an average daily volume of 25,000 shares. As discussed in Note 8, $1.0 million was borrowed from a related party.

During the fourth quarter of 2015, the Company issued 4% Convertible Notes in the aggregate principal amount of $900,000 in exchange for 60,000 shares of stock in a non-publicly traded company valued at $15 per share (discussed in Note 4). Upon issuance of the notes, a debt discount of $180,000 was recorded for the value of the common shares of the non-publicly traded company and is being amortized using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was an aggregate unamortized debt discount of $144,382 and $173,782 as of June 30, 2016 and December 31, 2015, respectively.

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

7.

COMMITMENTS AND CONTINGENCIES

In June 2012, the Company entered into an operating lease for its office space for $3,103 per month through June 2015, with a three year renewal option extending to June 2018. The future minimum rental payments to be paid under the non-cancelable operating lease in effect at March 31, 2015 was $9,309. In April 2015, the Company and the landlord agreed to extend and expand that lease agreement by increasing the size of the space rented. The annual rent according to the amended lease is $91,050 per year payable in equal monthly installments of $7,587, plus the Company’s share of common area maintenance charges and electricity. The amended lease is subject to a five-year extension at the election of the Company.

8.

RELATED PARTY TRANSACTIONS

In December 2014, the Company borrowed an aggregate of $50,000 in exchange for an interest free demand note from a former member of the board of managers.

In January 2015, the Company borrowed an aggregate of $50,000 in exchange for an interest free demand note from a former member of the board of managers. In addition, the Company issued warrants to purchase 50,000 shares of common stock at $1.00 per share to the lender. The warrants expire in 2020. The relative fair value of the warrant issued was $31,149 based on the Black-Scholes option pricing model. As a result of this transaction, the Company recorded a debt discount and corresponding amortization expense of $31,149. The loan was repaid in January 2015.

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

Each issued share of common stock and Series A Preferred Stock has one vote and the approval of a majority of the Series A Preferred Stock, voting as a separate class, is required to approve any corporate action requiring shareholder approval. The Series A Preferred Stock is entitled to participate in dividends, rights issuances and property distributions on the same terms that the Class B member units had since the formation of the Company; namely, 20% of the dividends, rights and property distributed to common stockholders. Upon liquidation of the Company, the Series A Preferred Stock is entitled to 20% of the liquidation value, subject to a priority $13,470,000 allocation to the common shares. This formulation preserves the right of the former Class B member units to participate in profits once the holders of Class A member units recouped their aggregate capital contributions.

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

•

are entitled to dividends at the annual rate of 9.5% (which will increase to 12% in the event that by June 30, 2018, the Company does not obtain CE Mark approval of its Therapeutic Oncopheresis System and generate at least $600,000 of gross profit in two fiscal quarters, subject to certain conditions), payable quarterly in shares of Series B Preferred Stock;

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

On April 1, 2016, the Company issued 75,000 shares of common stock to an employee for services rendered. The Company expensed an aggregate $125,625 as stock-based compensation to research and development expenses, which is included in the below stock based compensation amounts.

During the six months ended June 30, 2016 and 2015, the Company expensed an aggregate of $2,213,295 and $956,749, respectively, on the condensed consolidated statement of operations for stock based compensation for services provided which includes stock based compensation pursuant to restricted stock awards as discussed below.

During the three months ended June 30, 2016 and 2015, the Company expensed an aggregate of $2,009,308 and $314,033, respectively, on the condensed consolidated statement of operations for stock based compensation for services provided.

As of June 30, 2016, 4,000,000 shares of Series A Preferred Stock, 1,693,686 shares of Series B Preferred Stock and 19,495,426 shares of common stock were issued and outstanding.

See Note 2 for a description of potential common stock equivalents.

Restricted Stock

The Company periodically grants restricted stock awards to certain employees and consultants pursuant to the Company’s 2014 Incentive Plan that typically vest one to two years from their grant date. The Company recognized an aggregate of $1,738,834 in compensation expense during the six months ended June 30, 2016, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At June 30, 2016 the Company had approximately $358,896 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized through September 2017.

	Restricted Stock	Weighted Average Exercise Price

Non-vested – December 31, 2015	470,167	$1.72
Granted	960,000	$1.68
Vested	(971,000)	$1.67
Forfeited/Cancelled	-	$-
Non-vested – June 30, 2016	459,167	$1.72

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2016	535,000	$1.42
Exercisable –January 1, 2016	535,000	$1.42
Granted	417,981	$1.50
Exercised	-	$-
Forfeited/Cancelled	(175,000)	$-
Outstanding – June 30, 2016	777,981	$1.42
Exercisable – June 30, 2016	535,000	$1.42

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.00	777,981	3.92 years	$1.42	535,000	$1.42

The following table summarizes the range of assumptions the Company utilized to estimate the fair value of the convertible note and warrants, and derivative liability issued during the period ended June 30, 2016:

Assumptions	June 30, 2016

Expected term (years)	5.00
Expected volatility	86.6%
Risk-free interest rate	1.24%
Dividend yield	0.00%

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

This Quarterly Report contains forward-looking statements. Generally, the words “believes,” “anticipates,” “may,” “will,” “should,” “expects,” “intends,” “estimates,” “continues,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements except as may be required under applicable securities laws.

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

We anticipate launching the Viatar M Collection System for Molecular Analysis during 2017 once we receive the following regulatory clearances: first, a CE Mark in Europe and Canada and, second, a 510K designation in the United States. We are currently engaged in research collaborations with several prominent researchers with the goal of marketing and selling the Viatar TM Collection System for Molecular Analysis through private label and distribution arrangements.

We anticipate launching the Viatar TM Therapeutic Oncopheresis System during 2017 with a CE Mark in Europe and Canada. Introduction in the United States will take several years, based on the premarket approval application (“PMA”) classification by the FDA. We anticipate marketing and selling the Viatar TM  Therapeutic Oncopheresis System  on a direct basis through our own dedicated sales force in key large markets (such as the United States, Germany, France, Italy, UK and Japan), and through distributors in other markets.

Key Factors Affecting our Results of Operations and Financial Condition

Our overall long-term growth plan depends on our ability to develop and commercialize our two oncology products. We are working with several prominent researchers to optimize our Viatar TM  Collection System for Molecular Analysis to their process flow, and we intend to enter into additional such collaborations in the coming year. These activities will help facilitate market adoption of that product, and we anticipate having to complete various studies with clinical samples to demonstrate its efficacy. We will also seek to publish the results of those studies in peer-reviewed scientific journals. Our ability to complete such clinical studies, as well as to perform clinical studies for the Viatar TM Therapeutic Oncopheresis System is dependent on our ability to foster strong collaborative relationships with cancer researchers, CTC technology platform companies, and companies which make DNA sequencing equipment or perform such services; to conduct the appropriate clinical studies; and to obtain favorable clinical data.

For the years ended December 31, 2015 and 2014, we generated $65,910 and $9,000 from commercial sales, respectively. Assuming we are successful in completing development activities for the Viatar TM   Collection System for Molecular Analysis, we expect to generate revenues during 2017 from sales of that product. However, significant revenues and growth will depend on market adoption of that product. Similarly, assuming we are successful in completing development activities for the Viatar TM Therapeutic Oncopheresis System, we expect to generate revenues in 2017; however, significant revenues and growth will depend on clinical studies showing its efficacy in mitigating the spread and growth of metastatic tumors, and regulatory and reimbursement approval in the US and major European countries.

Our operating expenses consist of general and administrative; research and development; clinical and regulatory; and business development. These expenses principally consist of personnel costs, outside services (such contract engineering firms, as well as the cost of supporting clinical studies and regulatory consultants), laboratory equipment and consumables, rent and overhead, and legal and accounting fees. We have also begun to incur significant capital costs for customized manufacturing and inspection equipment. All of these expense and capital equipment categories will increase in the near-term, principally as a result of hiring additional personnel and contracting with outside engineering firms to complete the development of our two products; expanding the range and scope of clinical trials (both with cancer researchers as well as companies we collaborate with); hiring additional personnel to handle business development, sales and marketing activities; and hiring additional personnel or outside services to handle administrative functions such as accounting, information technology and logistics.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle (issued as ASU 2014-09 by the FASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its condensed consolidated financial statements.

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the quarter ended April 30, 2016.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under current inventory standards, the market value requires consideration of replacement cost, net realizable value and net realizable value less an approximately normal profit margin. The new guidance replaces market with net realizable value defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The standard is required to be adopted for annual periods beginning after December 15, 2016, including interim periods within that annual period. The amendment is to be applied prospectively with early adoption permitted. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.

In April 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross verses Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity's promise to grant a license provides a customer with either a right to use an entity's intellectual property or a right to access an entity's intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity's adoption of ASU 2014-09, which we intend to adopt for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the new standard.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

Three Months Ended June 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended June 30,		Change
	(unaudited)
	2016	2015	Dollars	Percent
Revenue
Sales	$-	13,985	(13,985)	(100)
Cost of Revenue
Cost of Sales	-	-	-	-
Gross Profit	-	13,985	(13,985)	(100)
Expenses
Research and Development
Research and Development	1,632,523	393,361	1,239,162	315
Clinical & Regulatory	107,112	1,092	106,020	9,709
Total R&D	1,739,635	394,453	1,345,182	341
General and Administrative
General and Administrative	1,657,793	357,029	1,300,764	364
Business Development	132,882	70,914	61,968	87
Total G&A	1,790,675	427,943	1,362,732	318
Total Expenses	3,530,310	822,396	2,707,914	329
Other Income (Expenses)
Dividend Income	-	-	-	-
Interest Expense	(62,452)	(20,691)	(41,761)	202
Total Other Income (Expense)	(62,452)	(20,691)	(41,761)	202
Loss Before Income Tax (Expense)	(3,592,762)	(829,102)	(2,763,660)	333
Income tax (expense) benefit	-	-
Net Loss	$(3,592,762)	(829,102)	(2,763,660)	333

Revenue

Sales of $0 and $13,985 for the three months ended June 30, 2016 and 2015, respectively, arose in connection with commercial sales. The decrease is attributable to no sales during the period ended June 30, 2016. We do not expect to achieve significant sales until there is a full scale commercial rollout and we successfully obtain widespread adoption by the research and medical communities.

Gross Profit

Gross profit for the three months ended June 30, 2016 was $0 or 0% of revenue, compared to $13,985 or 100% of revenue for the three months ended June 30, 2015.

Expenses

Research and Development Expenses

Research and development expenses consist of two categories of expenses: (i) research and development (“R&D”); and (ii) clinical trial and regulatory expenses.

R&D Expenses

R&D was $1,632,523 for the three months ended June 30, 2016, an increase of $1,239,162 or 315%, compared with $393,361 for the three months ended June 30, 2015. Of that $1,632,523 of R&D expenses for the three months ended June 30, 2016, $802,780 was attributable to the non-cash expensing of restricted and unrestricted stock awards to employees and consultants issued pursuant to the Company’s 2014 Equity Incentive Plan (“2014 Equity Incentive Plan”), compared to $84,533 for the three months ended June 30, 2015. The balance of R&D expenses for the three months ended June 30, 2016 and 2015 was $829,743 and $308,828 respectively. The increase was due to higher staffing levels, use of third party engineering resources, and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $107,112 for the three months ended June 30, 2016, an increase of $106,020, or 9,709%, compared with $1,092 for the three months ended June 30, 2015.  Of that $107,112 of clinical trial and regulatory expenses for the three months ended June 30, 2016, $32,648 was attributable to the non-cash expensing of restricted and unrestricted stock awards to employees and consultants issued pursuant to the 2014 Equity Incentive Plan, compared to $0 for the three months ended June 30, 2015. The balance of $74,464 was due to expenses in preparation for upcoming clinical trials for the Company’s Therapeutic Oncopheresis System.

General and Administrative Expenses

General and administrative expenses consist of general and administrative (“G&A”) and business development expenses.

G&A Expenses

G&A expenses were $1,657,793 for the three months ended June 30, 2016, an increase of $1,300,765 or 364%, compared to $357,029 for the three months ended June 30, 2015. The increase was due primarily to the non-cash stock based compensation totaling $1,173,880 during the current period compared to $225,000 in the prior period.

Business Development Expenses

Business development expenses were $132,882 for the three months ended June 30, 2016, an increase of $61,968 or 87%, compared with $70,914 for the three months ended June 30, 2015.  The increase was due to higher costs to obtain new capital, including certain investor relation activities and meetings.

Interest Expense

Interest expense was $62,452 for the three months ended June 30, 2016, compared to $20,691 for the three months ended June 30, 2015. Interest expense for the period ended June 30, 2016 is comprised of $14,937 of accrued interest in the outstanding NYC R&D tax credit appeal, $14,700 for non-cash amortization of debt discount related to warrants issued with convertible notes, and $32,815 of accrued interest on debt. Interest expense for the period ended June 30, 2015 was comprised of $15,964 of accrued interest in the outstanding NYC R&D tax credit appeal, $1,627 for non-cash amortization of debt discount related to warrants issued with a demand note, and $3,100 of accrued interest on debt.

Net Loss

Net loss was $3,592,762 for the three months ended June 30, 2016, an increase of $2,763,660 or 333%, compared to $829,102 for the three months ended June 30, 2015. The increase was primarily due to higher expenses as discussed above.

Six Months Ended June 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Six Months Ended June 30,		Change
	(unaudited)
	2016	2015	Dollars	Percent
Revenue
Sales	-	23,955	(23,955)	(100)
Cost of Revenue
Cost of Sales	-	-	-	-
Gross Profit	-	23,955	(23,955)	(100)
Expenses
Research and Development
Research and Development	2,474,921	1,212,085	1,262,836	104
Clinical & Regulatory	160,079	3,023	157,056	5,195
Total R&D	2,635,000	1,215,108	1,419,892	117
General and Administrative
General and Administrative	1,967,648	550,224	1,417,424	258
Business Development	249,959	147,244	102,715	70
Total G&A	2,217,607	697,468	1,520,139	218
Total Expenses	4,852,607	1,912,576	2,940,031	154
Other Income (Expenses)
Dividend Income	3,227	-	3,227	-
Interest Expense	(116,733)	(56,719)	(60,014)	106
Total Other Income (Expense)	(113,506)	(56,719)	(56,787)	100
Loss Before Income Tax (Expense)	(4,966,113)	(1,945,340)	(3,020,773)	155
Income tax (expense) benefit	-	-	-	-
Net Loss	$(4,966,113)	(1,945,340)	(3,020,773)	155

Revenue

Sales of $0 and $23,955 for the six months ended June 30, 2016 and 2015, respectively, arose in connection with commercial sales. The decrease is attributable to no sales during the period ended June 30, 2016. We do not expect to achieve significant sales until there is a full scale commercial rollout and we successfully obtain widespread adoption by the research and medical communities.

Gross Profit

Gross profit for the six months ended June 30, 2016 was $0 or 0% of revenue compared to $23,955 or 100% of revenue for the six months ended June 30, 2015.

Expenses

Research and Development Expenses

Research and development expenses consist of two categories of expenses: (i) research and development (“R&D”); and (ii) clinical trial and regulatory expenses.

R&D Expenses

R&D was $2,474,921 for the six months ended June 30, 2016, an increase of $1,262,836 or 104%, compared with $1,212,085 for the six months ended June 30, 2015. Of that $2,474,921 of R&D expenses for the six months ended June 30, 2016, $842,712 was attributable to the non-cash expensing of restricted and unrestricted stock awards to employees and consultants issued pursuant to the Company’s 2014 Equity Incentive Plan (“2014 Equity Incentive Plan”), compared to $697,249 for the six months ended June 30, 2015. The balance for the six months ended June 30, 2016 and 2015 was $1,632,209 and $514,836 respectively. The increase was due to higher staffing levels, use of third party engineering resources, and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $160,079 for the six months ended June 30, 2016, an increase of $157,056, or 5,195%, compared with $3,023 for the six months ended June 30, 2015.  Of that $160,079 of clinical trial and regulatory expenses for the six months ended June 30, 2016, $65,296 was attributable to the non-cash expensing of restricted and unrestricted stock awards to employees and consultants issued pursuant to the 2014 Equity Incentive Plan compared to $0 for the six months ended June 30, 2015. The balance of $94,783 was due to expenses in preparation for upcoming clinical trials for the Company’s Therapeutic Oncopheresis System.

General and Administrative Expenses

General and administrative expenses consist of general and administrative (“G&A”) and business development expenses.

G&A Expenses

G&A expenses were $1,967,648 for the six months ended June 30, 2016, an increase of $1,417,424 or 258%, compared to $550,224 for the six months ended June 30, 2015. The increase was due primarily to the non-cash stock based compensation totaling $1,305,287 during the current period, compared to $225,000 in the prior period.

Business Development Expenses

Business development expenses were $249,959 for the six months ended June 30, 2016, an increase of $147,244 or 70%, compared with $147,244 for the six months ended June 30, 2015.  The increase was due to higher costs to obtain new capital, including certain investor relation activities and meetings.

Interest Expense

Interest expense was $116,733 for the six months ended June 30, 2016, compared to $56,719 for the six months ended June 30, 2015. Interest expense for the period ended June 30, 2016 is comprised of $29,597 of accrued interest in the outstanding NYC R&D tax credit appeal, $29,400 for non-cash amortization of debt discount related to warrants issued with convertible notes, and $57,736 of accrued interest on debt. Interest expense for the period ended June 30, 2016 was offset by dividend income of $3,227 from the Company’s investment in a non-publicly traded company. Interest expense for the period ended June 30, 2015 was primarily comprised of $15,964 of accrued interest in the outstanding NYC R&D tax credit appeal, $37,655 for non-cash amortization of debt discount related to warrants issued with a demand note, and $3,100 of accrued interest on debt.

Net Loss

Net loss was $4,966,113 for the six months ended June 30, 2016, an increase of $3,020,773 or 155%, compared to $1,945,340 for the six months ended June 30, 2015. The increase was primarily due to the higher expenses as discussed above.

 Liquidity and Capital Resources

Since inception, the Company has not generated significant revenues. As a result, we have incurred significant net losses and significant negative cash flows from operations.

As reflected in the accompanying condensed consolidated financial statements, the Company incurred a net loss and net cash used in operations of $4,966,113 and $2,683,087, respectively, for the six months ended June 30, 2016. As of June 30, 2016 the Company had working capital of $1,005,900 and an accumulated deficit of $27,318,867.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including (a) obtaining funding, whether in the form of equity, or debt investments, licensing revenues, strategic collaboration payments or grants from government or other sources, (b) success in achieving its research and development goals, (c) obtaining regulatory approvals, and (d) gaining market acceptance and/or distribution or strategic partners for its products.

We are actively working to improve our financial position and enable the growth of our business by raising new capital. During the six months ended June 30, 2016 and 2015 we raised $4,199,240 and $783,000, respectively, through equity financing and $0 and $150,000, respectively, through debt financing. In addition, we received $0 and $611,939 from the promissory note for common stock subscription during the six months ended June 30, 2016 and 2015, respectively. We repaid $0 and $100,000, respectively, on two outstanding demand notes during the six months ended June 30, 2016 and 2015, respectively.

We have a limited operating history and our business is subject to all of the usual risks inherent in establishing and growing a new business enterprise. As of June 30, 2016, we had an accumulated deficit of approximately $27.3 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss until we can obtain regulatory approval to commercialize our Therapeutic Oncopheresis System and secure widespread market acceptance and favorable reimbursement rates.  While we currently have sufficient cash on hand to fund operating and capital expenses for the remainder of this year, we anticipate that substantial additional capital of approximately $8-15 million will be needed in order to achieve profitability.

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

During the six month ended June 30, 2016, the Company raised approximately $4.2 million of cash through the sale of approximately 1.7 million shares of Series B Preferred Stock. The investors are existing, accredited shareholders of the Company.

The Company anticipates raising substantial additional capital in 2016, either in the form of equity, debt or convertible instruments.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $2,683,087 for the six months ended June 30, 2016, compared to net cash used in operating activities of $1,016,881 for the six months ended June 30, 2015. The change in cash used in operating activities was a result of the overall increase in expenses described above.

14

In all periods, the primary use of cash in operating activities was to fund operations.  The Company’s monthly cash burn rate is approximately $500,000, which is the appropriate level needed to complete the manufacturing scale-up and regulatory compliance activities necessary to commence the first human clinical trial by the first quarter of 2017.

Cash Provided by Investing Activities

During the six months ended June 30, 2016, the Company received proceeds of $480,000 from the sale of the investment in a non-publicly traded company. The increase in cash was offset by $470,745 utilized for the purchase of equipment and machinery for full-scale production of components for our Therapeutic Oncopheresis System. There was no cash provided by or used in investing activities in 2015.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4,199,240 for the six months ended June 30, 2016, compared to net cash provided by financing activities of $1,444,939 for the six months ended June 30, 2015. Our primary source of financing in all periods consisted of equity capital contributed by current and new investors, as well as debt financing from various lenders. While we currently have sufficient cash on hand to fund operating and capital expenses for the remainder of this year, we anticipate that substantial additional capital of approximately $8-15 million will be needed in order to achieve profitability.

Contingencies

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. The Company received refunds for these amounts in previous years. The City of New York subsequently ruled that the Company does not qualify for the tax credits. As of June 30, 2016, the Company accrued $806,623 on the condensed consolidated balance sheet which includes $179,736 of interest at the statutory rate. The Company appealed the decision made by the City of New York. While settlement discussions have been held, as of the date of this report no decision has been made regarding the appeal or settlement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Ilan Reich, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective due to the deficiencies in the Company’s internal control over financial reporting identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management's assessment over financial reporting, management believes as of June 30, 2016, the Company's internal control over financial reporting was not effective due to the following deficiencies:

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

Management believes that the material weaknesses set forth above were the result of the scale of our operations and are intrinsic to our small size. Management believes these weaknesses did not have a material effect on our financial results and intends to take remedial actions upon receiving substantial additional funding for the Company's business operations.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to, and our property is not the subject to, any material legal proceedings.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2016, the Company issued an aggregate of 815,000 shares of common stock and warrants to purchase 417,981 shares of common stock with an exercise price of $1.50 to employees and consultants for services.

In April 2016, the Company issued an aggregate of 13,989.9 shares of Series B Preferred Stock to holders of the Company’s shares of Series B Preferred Stock as dividends.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Amendment No. 1 to Certificate of Designation of Series B Preferred Stock.*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIATAR CTC SOLUTIONS INC.

Date: August 18, 2016	By:	/s/ Ilan Reich
Ilan Reich
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)