Form 10-Q
period 2016-09-30
Viatar CTC Solutions Inc.
filed 2016-11-14
CIK 1616495

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2016

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

As of November 14, 2016, there were 19,495,426 shares of $0.001 par value common stock issued and outstanding.

VIATAR CTC SOLUTIONS INC.

FORM 10-Q

INDEX

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

Viatar CTC Solutions Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 630,260	$ 508,445
Prepaid expenses	19,679	247,659
Total current assets	649,939	756,104

Property and equipment, net	685,264	172,793

Investment in non-publicly traded company	-	480,000

TOTAL ASSETS	$ 1,335,203	$ 1,408,897

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 385,548	$ 368,116
Accrued income tax liability	626,887	626,887
Convertible notes payable - net of long term	100,000	-
Total current liabilities	1,112,435	995,003

Convertible notes payable, net	2,070,481	2,126,218

TOTAL LIABILITIES	3,182,916	3,121,221

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Series A preferred stock, $.001 par value, 4,000,000 shares
authorized, 4,000,000 shares issued and outstanding at
September 30, 2016 and December 31, 2015, respectively	4,000	4,000
Series B preferred stock, $.001 par value, 5,000,000 shares
authorized, 1,733,801 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,734	-
Preferred stock, $.001 par value, 11,000,000 shares
authorized, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $.001 par value, 100,000,000 shares authorized,
19,495,426 and 18,605,426 shares issued and outstanding at
September 30, 2016 and December 31, 2015, respectively	19,496	18,606
Additional paid-in capital	26,959,694	20,492,974
Accumulated deficit	(28,822,215)	(22,217,527)
Total stockholders' equity (deficit)	(1,837,291)	(1,701,947)

Noncontrolling interest	(10,422)	(10,377)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,847,713)	(1,712,324)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,335,203	$ 1,408,897

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Sales	$ -	$ 37,940	$ -	$ 13,985

COST OF REVENUE
Cost of sales	-	7,660	-	3,830

GROSS MARGIN	-	30,280	-	10,155

EXPENSES
Research and development	3,556,577	1,889,156	921,577	677,878
General and administrative	2,636,588	941,534	419,932	244,066

TOTAL EXPENSES	6,193,165	2,830,690	1,341,509	921,944

LOSS FROM OPERATIONS	(6,193,165)	(2,830,690)	(1,341,509)	(921,944)

OTHER INCOME (EXPENSE)
Dividend income	3,227	-	-	-
Interest expense	(168,994)	(73,132)	(52,261)	(16,413)

TOTAL OTHER INCOME (EXPENSE)	(165,767)	(73,132)	(52,261)	(16,413)

LOSS BEFORE INCOME TAX EXPENSE	(6,358,932)	(2,873,542)	(1,393,770)	(928,202)

Income tax expense	(6,750)	(6,582)	(5,799)	(6,582)

NET LOSS	(6,365,682)	(2,880,124)	(1,399,569)	(934,784)

Net loss attributable to noncontrolling
interest in consolidated subsidiary	(45)	(393)	(11)	(120)

NET LOSS ATTRIBUTABLE TO
STOCKHOLDERS BEFORE PREFERRED DIVIDENDS	$ (6,365,637)	$ (2,879,731)	$ (1,399,558)	$ (934,664)

LESS: PREFERRED DIVIDENDS	(239,051)	-	(103,790)	-

NET LOSS ATTRIBUTABLE TO
STOCKHOLDERS	$ (6,604,688)	$ (2,879,731)	$ (1,503,348)	$ (934,664)

LOSS PER COMMON SHARE - BASIC AND DILUTED:
Net Loss Attributable to Common
Stockholders	$ (0.34)	$ (0.16)	$ (0.08)	$ (0.05)
Weighted Average Shares	19,196,594	17,604,366	19,495,426	17,981,054

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity (Deficit)
For the Period Ended September 30, 2016
(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)

Balance, December 31, 2015	4,000,000	4,000	-	-	18,605,426	18,606	20,492,974	(22,217,527)	(1,701,947)	(10,377)	(1,712,324)
Issuance of Series B Preferred stock, net of offering costs	-	-	1,679,696	1,680	-	-	4,197,560	-	4,199,240	-	4,199,240
Issuance of stock and warrants for services	-	-	-	-	890,000	890	2,133,953	-	2,134,843	-	2,134,843
Series B Preferred dividend shares	-	-	54,105	54	-	-	135,207	-	135,261	-	135,261
Series B Preferred dividend	-	-	-	-	-	-	-	(239,051)	(239,051)	-	(239,051)
Net loss	-	-	-	-	-	-	-	(6,365,637)	(6,365,637)	(45)	(6,365,682)
Balance, September 30, 2016	4,000,000	4,000	1,733,801	1,734	19,495,426	19,496	26,959,694	(28,822,215)	(1,837,291)	(10,422)	(1,847,713)

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,365,682)	$ (2,880,124)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	2,362,823	1,117,015
Amortization of discount on debt	44,263	37,654
Depreciation expense	87,368	-
Changes in operating assets and liabilities:
Accrued expenses	(86,358)	(69,528)

Net cash used in operating activities	(3,957,586)	(1,794,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in non-publicly traded company	480,000	-
Purchase of equipment	(599,839)	-

Net cash used in investing activities	(119,839)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from demand note	-	50,000
Repayment of demand notes	-	(100,000)
Proceeds from convertible note payable	-	300,000
Proceeds from promissory note for common stock subscription	-	611,939
Proceeds from issuance of stock and warrants	-	1,009,125
Proceeds from issuance of Preferred B shares, net of offering costs	4,199,240	-

Net cash provided by financing activities	4,199,240	1,871,064

Net increase in cash and cash equivalents	121,815	76,081

Cash - beginning of the period	508,445	31,351

Cash - end of the period	$ 630,260	$ 107,432

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 54,734	$ 4,291

Supplemental disclosure of non-cash financing activities:
Discount on debt issued with warrants	$ -	$ 31,149
Dividends paid with Series B Preferred shares	$ 135,261	$ -
Dividends accrued on Series B Preferred	$ 103,790	$ -

See notes to condensed consolidated financial statements.

Viatar CTC Solutions Inc. and Subsidiary

Notes to the Condensed Consolidated Financial Statements

September 30, 2016

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

As reflected in the accompanying condensed consolidated financial statements, the Company incurred a net loss and net cash used in operations of $6,365,682 and $3,957,586, respectively, for the nine months ended September 30, 2016. As of September 30, 2016 the Company had a working capital deficit of $462,496 and an accumulated deficit of $28,822,215.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including (a) obtaining funding, whether in the form of equity, or debt investments, licensing revenues, strategic collaboration payments or grants from government or other sources, (b) success in achieving its research and development goals, (c) obtaining regulatory approvals, and (d) gaining market acceptance and/or distribution or strategic partners for its products. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The financial statements contained herein have been prepared by the Company in accordance with GAAP for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by GAAP. In the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the nine and three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2015.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Viatar CTC Solutions Inc., the Subsidiary and amounts related to a noncontrolling interest in the Subsidiary. The noncontrolling interest represents a 0.001% ownership interest in the Subsidiary at September 30, 2016 and December 31, 2015. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no cash equivalents at September 30, 2016 or December 31, 2015.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable and accrued expenses. Fair value estimates of these instruments are made at a specific point in time, based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. As of September 30, 2016 and December 31, 2015, the carrying amount of cash, accounts payable and accrued liabilities are generally considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

As of September 30, 2016 the Company does not have any investment in any non-publicly traded company. See Note 4.

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

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. The Company received refunds for these amounts in previous years. The City of New York subsequently ruled that the Company does not qualify for the tax credits. As of September 30, 2016, the Company accrued $626,887 on the condensed consolidated balance sheets, as well as $194,955 of interest at the statutory rate, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheets. The Company appealed the decision made by the City of New York. While settlement discussions have been held, as of the date of this report no decision has been made regarding the appeal or settlement.

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

The Company had the following potential common stock equivalents as of September 30, 2016 and 2015:

As of	September 30, 2016	September 30, 2015
Common stock warrants, exercise price range of $1.00-$2.00	777,981	-
Conversion feature on convertible notes, exercise price of $2.50	920,000	120,000
Conversion feature on Series B preferred stock, exercise price of $2.50	1,733,801	535,000
Total common stock equivalents	3,431,782	655,000

Since the Company reflected a net loss during the nine and three months ended September 30, 2016 and 2015, the effect of considering any common stock equivalents would have been anti-dilutive. Therefore, a separate computation of diluted earnings (loss) per share is not presented.

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

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 during the period ended September 30, 2016.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

3.

PROPERTY AND EQUIPMENT

Property and equipment on September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Machinery and Equipment	$775,422	$175,583

Less: Accumulated Depreciation	90,158	2,790
	$685,264	$172,793

Depreciation expense charged to income for the nine months ended September 30, 2016 and 2015 amounted to $87,368 and $0, respectively. Depreciation expense charged to income for the three months ended September 30, 2016 and 2015 amounted to $38,383 and $0, respectively.

4.

INVESTMENT IN NON-PUBLICLY TRADED COMPANY

During the fourth quarter of 2015, the Company issued convertible promissory notes to an accredited investor for an aggregate total of 60,000 shares of stock in a non-publicly traded company which it valued at $720,000 based on the subsequent sale of a portion of those shares during the period for $12 per share. The Company sold 20,000 and 40,000 shares in November 2015 and February 2016, respectively, for approximately $240,000 and $480,000, respectively, resulting in a reduction of the investment. As of September 30, 2016, the balance of the investment was $0.

The following table summarizes the activity for the investment in non-publicly traded company:

September 30, 2016
Balance at January 1, 2016	$480,000
Additions – stock of non-publicly traded company	-
Disposal – sale of stock of non-publicly traded company	(480,000)
Balance at September 30, 2016	$-

5.

CONVERTIBLE NOTES PAYABLE

In April 2013, the Company borrowed $100,000 in exchange for a 4% convertible promissory note due April 30, 2015 and a five-year warrant to purchase 50,000 shares of common stock at $2 each. The note is convertible at any time prior to maturity at the option of the holder at $2 per share of common stock (50,000 shares). The relative fair value of the warrant issued was $32,525 based on the Black-Scholes option pricing model. The relative fair value of the warrant was recorded as a discount and is being amortized over two years based on the effective interest method. The unamortized discount at September 30, 2016 and December 31, 2015 was $0 and $0, respectively. The note requires interest payments semi-annually. In April 2015, the note and the related warrants were extended for an additional two year period maturing in April 2017. The debt modification was evaluated under ASC 470-50, “Debt Modification and Extinguishments”. The Company determined that it was appropriate to account for the term extension on a prospective basis and the carrying amount of the debt remained unchanged. All costs incurred with third parties directly related to the maturity extension were expensed as incurred.

During the third and fourth quarters of 2015, the Company borrowed an aggregate of $1.3 million in exchange for 4% convertible notes (the “4% Convertible Notes”) with the following terms: (i) maturing on October 1, 2018 ($300,000) and November 1, 2018 ($1,000,000); (ii) quarterly cash interest due of 4%; (iii) convertible into common stock at any time at the holder’s option at $2.50 per share; and (iv) automatically convertible into common stock after May 5, 2017 at $2.50 per share if after that date the common stock trades above that price for 20 trading days with an average daily volume of 25,000 shares. As discussed in Note 8, $1.0 million was borrowed from a related party.

During the fourth quarter of 2015, the Company issued 4% Convertible Notes in the aggregate principal amount of $900,000 in exchange for 60,000 shares of stock in a non-publicly traded company valued at $15 per share (discussed in Note 4). Upon issuance of the notes, a debt discount of $180,000 was recorded for the value of the common shares of the non-publicly traded company and is being amortized using the effective interest method. The amortization of debt discount is included as a component of interest expense in the condensed consolidated statements of operations. There was an aggregate unamortized debt discount of $129,519 and $173,782 as of September 30, 2016 and December 31, 2015, respectively.

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

Operating Lease

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

Employment Agreement

Mr. Ilan Reich is employed pursuant to an agreement as President, CEO and Chairman of the Company. Additionally, he will serve as Chief Financial Officer until the Board appoints a replacement. The term of his employment is to December 31, 2022 with automatic renewal for 2 year terms unless either party provides written notice. For now, Mr. Reich will not receive a base salary but will receive up to a US$5,000,000 bonus upon the achievement of the Milestone Goals. “Milestone Goals” shall mean (i) positive Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, for the Company’s last fiscal year, as reflected in the Company’s Annual Report on Form 10-K, and (ii) gross revenues of more than $20,000,000 for the Company’s last fiscal year, as reflected in the Company’s Annual Report on Form 10-K. The bonus will be paid in stock, to Mr. Reich, or in his sole discretion, fully or partially to employees and/or officers of the Company, in such amounts (up to the total amount of the bonus) and to such employees and/or officers as designated by Mr. Reich in writing to the Company. Mr. Reich is reimbursed by the Company up to $105,000 in calendar year 2016 which amount shall be increased by 5% (compounding) in each subsequent calendar year during the term of the Agreement for office, travel, entertainment, insurance (health, automobile or otherwise), automobile and other expenses arising during the term of the agreement. Additionally, Mr. Reich shall be eligible to participate in incentive, stock purchase, savings, retirement (401K) and welfare benefit plans including, without limitation, health, medical, dental, vision, life (including accidental death and dismemberment) and disability insurance plans. The Company cannot terminate Mr. Reich’s employment without cause. Mr. Reich may resign on 30 days’ notice to the Company. Mr. Reich is entitled to payment of the balance of his contract on resignation for death or disability, good reason or following a Change in Control (defined in the agreement as the accumulation by any individual of 10% or more of the shares of the Company whether by merger, consolidation, sale or other transfer). Additionally, the employment agreement provides a non-compete/non-solicitation provision for a 12 month period following the termination of Mr. Reich’s employment with the Company.

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

During January 2015, the Company received $611,939 for the payoff of notes originally issued to purchase common stock and all accrued interest.

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

•

upon any liquidation, will be entitled to receive, prior to any payments in respect of the Company’s common stock, an amount equal to the stated value plus any accrued but unpaid dividends; and

•

beginning in 2022, will automatically convert into common stock in the event that the closing price of the common stock is at least $4.00 for 20 consecutive trading days with a minimum average trading volume of at least 25,000 shares for such period.

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

On April 1, 2016, the Company issued 75,000 shares of common stock to an employee for services rendered. The Company expensed an aggregate $125,625 as stock-based compensation relating to these shares.

During the nine months ended September 30, 2016 and 2015, the Company expensed an aggregate of $2,362,823 and $1,117,015, respectively, included in the condensed consolidated statement of operations for stock based compensation.  This includes the previously mentioned $125,625, the below mentioned $1,888,287 for restricted stock, and the below mentioned $348,911 for warrants.

During the three months ended September 30, 2016 and 2015, the Company expensed an aggregate of $149,528 and $160,266, respectively, included in the condensed consolidated statement of operations for stock based compensation for services provided.

As of September 30, 2016, 4,000,000 shares of Series A Preferred Stock, 1,733,801 shares of Series B Preferred Stock and 19,495,426 shares of common stock were issued and outstanding.

See Note 2 for a description of potential common stock equivalents.

Restricted Stock

The Company periodically grants restricted stock awards to certain employees and consultants pursuant to the Company’s 2014 Incentive Plan that typically vest one to two years from their grant date. The Company recognized an aggregate of $1,888,287 in compensation expense during the nine months ended September 30, 2016, related to restricted stock awards. Stock compensation expense is recognized over the vesting period of the restricted stock. At September 30, 2016 the Company had approximately $186,898 of total unrecognized compensation cost related to non-vested restricted stock, all of which will be recognized through September 2017.

	Restricted Stock	Weighted Average Exercise Price

Non-vested – December 31, 2015	470,167	$1.72
Granted	960,000	$1.68
Vested	(1,064,333)	$1.69
Forfeited/Cancelled	-	$-
Non-vested – September 30, 2016	365,834	$1.70

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price

Outstanding – January 1, 2016	535,000	$1.42
Exercisable –January 1, 2016	535,000	$1.42
Granted	417,981	$1.50
Exercised	-	$-
Forfeited/Cancelled	(175,000)	$-
Outstanding – September 30, 2016	777,981	$1.42
Exercisable – September 30, 2016	777,981	$1.42

Warrants Outstanding				Warrants Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00-$2.00	777,981	3.67 years	$1.42	777,981	$1.42

The following table summarizes the assumptions the Company utilized to estimate the fair value of the convertible note and warrants, and derivative liability issued during the nine months ended September 30, 2016:

Assumptions	September 30, 2016

Expected term (years)	5.00
Expected volatility	86.6%
Risk-free interest rate	1.24%
Dividend yield	0.00%

The expected warrant term is based on the remaining contractual term. The expected volatility is based on historical-volatility of peer entities whose stock prices were publicly available. The risk-free interest rate is based on the U.S. Treasury yields with terms equivalent to the expected term of the related warrant at the valuation date. Dividend yield is based on historical trends.

During the nine months ended September 30, 2016, the Company issued warrants for advisory services and expensed an aggregate of $348,911 as stock based compensation.

10. SUBSEQUENT EVENTS

In October 2016, the Company borrowed $300,000 from the President and CEO of the Company pursuant to an interest-free demand note.

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

For the years ended December 31, 2015 and 2014, we generated $65,910 and $9,000 from commercial sales, respectively. Assuming we are successful in completing development activities for the Viatar TM   Collection System for Molecular Analysis, we expect to generate revenues during 2017 from sales of that product. However, significant revenues and growth will depend on market adoption of that product. Similarly, assuming we are successful in completing development activities for the Viatar TM Therapeutic Oncopheresis System, we expect to generate revenues from sales of that system in 2017; however, significant revenues and growth will depend on clinical studies showing its efficacy in mitigating the spread and growth of metastatic tumors, and regulatory and reimbursement approval in the US and major European countries.

Our operating expenses consist of general and administrative; research and development; clinical and regulatory; and business development. These expenses principally consist of personnel costs, outside services (such as contract engineering firms, as well as the cost of supporting clinical studies and regulatory consultants), laboratory equipment and consumables, rent and overhead, and legal and accounting fees. We have also begun to incur significant capital costs for customized manufacturing and inspection equipment. All of these expense and capital equipment categories will increase in the near-term, principally as a result of hiring additional personnel and contracting with outside engineering firms to complete the development of our two products; expanding the range and scope of clinical trials (both with cancer researchers as well as companies we collaborate with); hiring additional personnel to handle business development, sales and marketing activities; and hiring additional personnel or outside services to handle administrative functions such as accounting, information technology and logistics.

We expect there to be an element of seasonality to our business, as research activities and patient treatment or monitoring with CTC-based tests is likely to decline during vacation and holiday seasons. We expect this trend of seasonality to continue for the foreseeable future.

Recent Developments

On October 21, 2016, the Company entered into Amendment No. 1 to the Company’s Executive Employment Agreement with Ilan Reich, the Company’s Chief Executive Officer and President. The amendment establishes certain milestones, of (i) positive Earnings Before Interest Taxes Depreciation and Amortization, or EBITDA, for the Company’s last fiscal year, as reflected in the Company’s Annual Report on Form 10-K, and (ii) gross revenues of more than $20,000,000 for the Company’s last fiscal year,  for the payment of Mr. Reich’s bonus, provides that the bonus will be paid in stock, and provides that the bonus may be allocated to members of the Company’s management as designated by Mr. Reich.

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

In March 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company adopted ASU 2015-03 the period ended September 30, 2016.

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Three Months Ended September 30,		Change
	(unaudited)
	2016	2015	Dollars	Percent
Revenue
Sales	$-	13,985	(13,985)	(100)
Cost of Revenue
Cost of Sales	-	3,830	(3,380)	(100)
Gross Profit	-	10,155	(10,155)	(100)
Expenses
Research and Development
Research and Development	840,954	523,824	317,130	61
Clinical & Regulatory	80,623	154,054	(73,431)	(48)
Total R&D	921,577	677,878	243,699	36
General and Administrative
General and Administrative	304,070	198,557	105,513	53
Business Development	115,862	45,509	70,353	155
Total G&A	419,932	244,066	175,866	72
Total Expenses	1,341,509	921,944	419,565	46
Other Income (Expenses)
Interest Expense	(52,261)	(16,413)	(35,848)	218
Total Other Income (Expense)	(52,261)	(16,413)	(35,848)	218
Loss Before Income Tax Expense	(1,393,770)	(928,202)	465,568	50
Income tax expense	(5,799)	(6,582)	783	(12)
Net Loss	$(1,399,569)	$(934,784)	$464,785	50

Revenue

Sales of $0 and $13,985 for the three months ended September 30, 2016 and 2015, respectively, arose in connection with commercial sales. The decrease is attributable to no sales during the period ended September 30, 2016. We do not expect to achieve significant sales until there is a full scale commercial rollout and we successfully obtain widespread adoption by the research and medical communities.

Gross Profit

Gross profit for the three months ended September 30, 2016 was $0 or 0% of revenue, compared to $10,155 or 73% of revenue for the three months ended September 30, 2015.

Expenses

Research and Development Expenses

Research and development expenses consist of two categories of expenses: (i) research and development (“R&D”); and (ii) clinical trial and regulatory expenses.

R&D Expenses

R&D was $840,954 for the three months ended September 30, 2016, an increase of $317,130 or 61%, compared with $523,824 for the three months ended September 30, 2015. Of that $840,954 of R&D expenses for the three months ended September 30, 2016, $107,424 was attributable to the non-cash expensing of restricted and unrestricted stock awards to employees and consultants issued pursuant to the Company’s 2014 Equity Incentive Plan (“2014 Equity Incentive Plan”), compared to $160,266 for the three months ended September 30, 2015. The balance of R&D expenses for the three months ended September 30, 2016 and 2015 was $760,023 and $363,558, respectively. The increase was due to higher staffing levels, use of third party engineering resources, and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $80,623 for the three months ended September 30, 2016, a decrease of $73,431, or 48%, compared with $154,054 for the three months ended September 30, 2015.  Of that $80,623 of clinical trial and regulatory expenses for the three months ended September 30, 2016, $54,129 was attributable to the non-cash expensing of restricted and unrestricted stock awards to employees and consultants issued pursuant to the 2014 Equity Incentive Plan, compared to $0 for the three months ended September 30, 2015. The balance of $54,129 was due to expenses in preparation for upcoming clinical trials for the Company’s Therapeutic Oncopheresis System.

General and Administrative Expenses

General and administrative expenses consist of general and administrative (“G&A”) and business development expenses.

G&A Expenses

G&A expenses were $304,070 for the three months ended September 30, 2016, an increase of $105,513 or 53%, compared to $198,557 for the three months ended September 30, 2015. The increase was due primarily to the non-cash stock based compensation totaling $42,104 during the current period compared to $0 in the prior period.

Business Development Expenses

Business development expenses were $115,862 for the three months ended September 30, 2016, an increase of $70,353 or 155%, compared with $45,509 for the three months ended September 30, 2015.  The increase was due to higher costs to obtain new capital, including certain investor relation activities and meetings.

Interest Expense

Interest expense was $52,261 for the three months ended September 30, 2016, compared to $16,413 for the three months ended September 30, 2015. Interest expense for the period ended September 30, 2016 is comprised of $15,219 of accrued interest in the outstanding NYC R&D tax credit appeal, $14,862 for non-cash amortization of debt discount related to warrants issued with convertible notes, and $22,181 of accrued interest on debt. Interest expense for the period ended September 30, 2015 was comprised of $14,123 of accrued interest in the outstanding NYC R&D tax credit appeal and $2,290 of accrued interest on debt.

Net Loss

Net loss was $1,399,569 for the three months ended September 30, 2016, an increase of $464,785 or 50%, compared to $934,784 for the three months ended September 30, 2015. The increase was primarily due to higher expenses as discussed above.

Nine Months Ended September 30, 2016 and 2015

The following table sets forth certain information concerning our results of operations for the periods shown:

	Nine Months Ended September 30,		Change
	(unaudited)
	2016	2015	Dollars	Percent
Revenue
Sales	-	37,940	(37,940)	(100)
Cost of Revenue
Cost of Sales	-	7,660	(7,660)	(100)
Gross Profit	-	30,280	(30,280)	(100)
Expenses
Research and Development
Research and Development	3,315,874	1,732,079	1,583,795	91
Clinical & Regulatory	240,703	157,077	83,626	53
Total R&D	3,556,577	1,889,156	1,667,421	88
General and Administrative
General and Administrative	2,270,767	748,781	1,521,986	203
Business Development	365,821	192,753	173,068	90
Total G&A	2,636,588	941,534	1,695,054	180
Total Expenses	6,193,165	2,830,690	3,362,475	119
Other Income (Expenses)
Dividend Income	3,227	-	3,227	100
Interest Expense	(168,994)	(73,132)	(95,862)	131
Total Other Income (Expense)	(165,767)	(73,132)	(92,635)	127
Loss Before Income Tax Expense	(6,358,932)	(2,873,542)	(3,485,390)	121
Income tax expense	(6,750)	(6,582)	(168)	3
Net Loss	$(6,365,682)	(2,880,124)	(3,485,558)	121

Revenue

Sales of $0 and $37,940 for the nine months ended September 30, 2016 and 2015, respectively, arose in connection with commercial sales. The decrease is attributable to no sales during the period ended September 30, 2016. We do not expect to achieve significant sales until there is a full scale commercial rollout and we successfully obtain widespread adoption by the research and medical communities.

Gross Profit

Gross profit for the nine months ended September 30, 2016 was $0 or 0% of revenue compared to $30,280 or 80% of revenue for the nine months ended September 30, 2015.

Expenses

Research and Development Expenses

Research and development expenses consist of two categories of expenses: (i) research and development (“R&D”); and (ii) clinical trial and regulatory expenses.

R&D Expenses

R&D was $3,315,874 for the nine months ended September 30, 2016, an increase of $1,583,795 or 91%, compared with $1,732,079 for the nine months ended September 30, 2015. Of that $3,315,874 of R&D expenses for the nine months ended September 30, 2016, $923,642 was attributable to the non-cash expensing of restricted and unrestricted stock awards to employees and consultants issued pursuant to the Company’s 2014 Equity Incentive Plan (“2014 Equity Incentive Plan”), compared to $857,515 for the nine months ended September 30, 2015. The balance for the nine months ended September 30, 2016 and 2015 was $2,392,232 and $874,564 respectively. The increase was due to higher staffing levels, use of third party engineering resources, and the purchase of supplies and equipment to support the oncology program.

Clinical Trial and Regulatory Expenses

Clinical trial and regulatory expenses were $240,703 for the nine months ended September 30, 2016, an increase of $83,626 or 53%, compared with $157,077 for the nine months ended September 30, 2015.  Of that $240,703 of clinical trial and regulatory expenses for the nine months ended September 30, 2016, $91,790 was attributable to the non-cash expensing of restricted and unrestricted stock awards to employees and consultants issued pursuant to the 2014 Equity Incentive Plan compared to $0 for the nine months ended September 30, 2015. The balance of $148,912 was due to expenses in preparation for upcoming clinical trials for the Company’s Therapeutic Oncopheresis System.

General and Administrative Expenses

General and administrative expenses consist of general and administrative (“G&A”) and business development expenses.

G&A Expenses

G&A expenses were $2,270,767 for the nine months ended September 30, 2016, an increase of $1,521,986 or 203%, compared to $748,781 for the nine months ended September 30, 2015. The increase was due primarily to the non-cash stock based compensation totaling $1,347,391 during the current period, compared to $225,000 in the prior period.

Business Development Expenses

Business development expenses were $365,821 for the nine months ended September 30, 2016, an increase of $173,068 or 90%, compared with $192,753 for the nine months ended September 30, 2015.  The increase was due to higher costs to obtain new capital, including certain investor relation activities and meetings.

Interest Expense

Interest expense was $168,994 for the nine months ended September 30, 2016, compared to $73,132 for the nine months ended September 30, 2015. Interest expense for the period ended September 30, 2016 is comprised of $44,816 of accrued interest in the outstanding NYC R&D tax credit appeal, $44,262 for non-cash amortization of debt discount related to warrants issued with convertible notes, and $79,916 of accrued interest on debt. Interest expense for the period ended September 30, 2016 was offset by dividend income of $3,227 from the Company’s investment in a non-publicly traded company. Interest expense for the period ended September 30, 2015 was primarily comprised of $30,088 of accrued interest in the outstanding NYC R&D tax credit appeal, $37,654 for non-cash amortization of debt discount related to warrants issued with a demand note, and $5,390 of accrued interest on debt.

Net Loss

Net loss was $6,365,682 for the nine months ended September 30, 2016, an increase of $3,485,558 or 121%, compared to $2,880,124 for the nine months ended September 30, 2015. The increase was primarily due to the higher expenses as discussed above.

 Liquidity and Capital Resources

Since inception, the Company has not generated significant revenues. As a result, we have incurred significant net losses and significant negative cash flows from operations.

As reflected in the accompanying condensed consolidated financial statements, the Company incurred a net loss and net cash used in operations of $6,365,682 and $3,957,586, respectively, for the nine months ended September 30, 2016. As of September 30, 2016 the Company had a working capital deficit of $462,496 and an accumulated deficit of $28,822,215.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent upon several factors, including (a) obtaining funding, whether in the form of equity, or debt investments, licensing revenues, strategic collaboration payments or grants from government or other sources, (b) success in achieving its research and development goals, (c) obtaining regulatory approvals, and (d) gaining market acceptance and/or distribution or strategic partners for its products.

We are actively working to improve our financial position and enable the growth of our business by raising new capital. During the nine months ended September 30, 2016 and 2015 we raised $4,199,240 and $1,009,125, respectively, through equity financing and $0 and $350,000, respectively, through debt financing. In addition, we received $0 and $611,939 from the promissory note used for common stock subscription during the nine months ended September 30, 2016 and 2015, respectively. We repaid $0 and $100,000, respectively, on two outstanding demand notes during the nine months ended September 30, 2016 and 2015, respectively.

We have a limited operating history and our business is subject to all of the usual risks inherent in establishing and growing a new business enterprise. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss until we can obtain regulatory approval to commercialize our Therapeutic Oncopheresis System and secure widespread market acceptance and favorable reimbursement rates.  While we currently have sufficient cash on hand to fund operating and capital expenses for the remainder of this year, we anticipate that we will need substantial additional capital of approximately $8-15 million in order to achieve commercialization and subsequent profitability.

In January 2015, we received a commitment from an existing shareholder to provide $1.5 million of financing by February 28, 2016. This commitment was satisfied through (a) the sale of an aggregate of 697,000 shares of common stock to accredited investors for proceeds of $1,009,125 (for an average price of $1.45 per share) net of offering costs of $134,750, and (b) the exchange of 4% Convertible Notes for stock of a non-publicly traded company.

In October 2015, the Company borrowed $1,000,000 from a related party in exchange for a 4% convertible promissory note due November 2018. In October 2015, the Company issued a 4% convertible promissory note of $900,000 due December 2018 in exchange for 60,000 shares of stock in a non-publicly company valued at $15 per share, which was monetized in February 2016.

During the nine month ended September 30, 2016, the Company raised approximately $4.2 million of cash through the sale of approximately 1.7 million shares of Series B Preferred Stock. The investors are existing, accredited shareholders of the Company.

The Company anticipates raising substantial additional capital in the fourth quarter of 2016 and first quarter of 2017, either in the form of equity, debt or convertible instruments, as well as the issuance of warrants to purchase common stock with a cashless exercise feature (that will not provide new capital upon exercise).

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities was $3,957,586 for the nine months ended September 30, 2016, compared to net cash used in operating activities of $1,794,983 for the nine months ended September 30, 2015. The change in cash used in operating activities was a result of the overall increase in expenses described above.

In all periods, the primary use of cash in operating activities was to fund operations.  The Company’s monthly cash burn rate during most of 2016 has been approximately $500,000, which is the appropriate level needed to complete the manufacturing scale-up and regulatory compliance activities necessary to commence the first human clinical trial in 2017.  Since September 2016, the Company has reduced its monthly cash burn rate to approximately $250,000 in order to conserve cash pending the completion of various new financing endeavors.  This reduction in the spending rate may cause a delay in completion of the Company’s research and development program.

Cash Provided by Investing Activities

During the nine months ended September 30, 2016, the Company received net proceeds of $480,000 from the sale of the investment in a non-publicly traded company. The increase in cash was offset by $599,839 utilized for the purchase of equipment and machinery for full-scale production of components for our Therapeutic Oncopheresis System. There was no cash provided by or used in investing activities in 2015.

Cash Provided by Financing Activities

Net cash provided by financing activities was $4,199,240 for the nine months ended September 30, 2016, compared to net cash provided by financing activities of $1,871,064 for the nine months ended September 30, 2015. Our primary source of financing in all periods consisted of equity capital contributed by current and new investors, as well as debt financing from various lenders.

Contingencies

The Company is currently under audit by New York City tax authorities for the 2011, 2012, and 2013 tax years. The Company applied for New York City biotechnology tax credits and received certificates of eligibility from the NYC Department of Finance in the amounts of $147,997, $242,016, and $236,874 for tax years 2013, 2012, and 2011, respectively. These credits have been recognized as income tax benefits on the consolidated statements of operations in the year of application. The Company received refunds for these amounts in previous years. The City of New York subsequently ruled that the Company does not qualify for the tax credits. As of September 30, 2016, the Company accrued $821,842 on the condensed consolidated balance sheet which includes $194,955 of interest at the statutory rate. The Company appealed the decision made by the City of New York. While settlement discussions have been held, as of the date of this report no decision has been made regarding the appeal or settlement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Ilan Reich, the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were not effective due to the deficiencies in the Company’s internal control over financial reporting identified below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management's assessment over financial reporting, management believes as of September 30, 2016, the Company's internal control over financial reporting was not effective due to the following deficiencies:

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not party to, and our property is not the subject to, any material legal proceedings.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2016, the Company issued an aggregate of 40,114.8 shares of Series B Preferred Stock to holders of the Company’s shares of Series B Preferred Stock as dividends.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Amendment No. 1 to Executive Employment Agreement between the Company and Ilan Reich.*
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIATAR CTC SOLUTIONS INC.

Date: November 14, 2016	By:	/s/ Ilan Reich
Ilan Reich
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting and Financial Officer)